Form 10QSB
period 2006-03-31
Easy Golf CORP
filed 2006-05-11
CIK 1345479

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                               FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                For the third quarter ended March 31, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                    Commission File Number: 000-51760

                          EASY GOLF CORPORATION
      (Exact name of small business issuer as specified in its charter)

              NEVADA                               20-2815911
   (State of incorporation)               (I.R.S. EMPLOYER ID NO.)

  3098 South Highland Drive, Suite 323
  Salt Lake City, Utah                             84106-6001
  (Address of principal executive offices)         (Zip Code)


                           (801) 467-2021
           (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes [ ] No [X]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     Class                          Outstanding as of May 11, 2006
-----------------                  ----------------------------------------
Common Capital Voting Stock,             3,506,428 shares
$0.001 par value per share

                         FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB filed by Easy Golf Corporation ("Easy Golf," "Company," "us," or "we") constitute statements identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," "plan," and similar words or expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond our control, all of which may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by us in the future. Any forward-looking statements in this document and any subsequent document must be evaluated in light of these and other important risk factors. We do not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                      PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           EASY GOLF CORPORATION
                           (fka Bio-Thrust, Inc.)
                       (A Development Stage Company)
                               BALANCE SHEETS

                                                 March 31,     June 30,
                                                    2006           2005
                                               ------------   ------------
                                   ASSETS
Current Assets
 Cash and cash equivalents                     $        107   $        186
 Inventory                                            3,568              -
                                               ------------   ------------
Total Current Assets                                  3,675            186

Other Assets
 Deposit                                                116              -
 Patents & trademarks                                 3,837          4,185
                                               ------------   ------------
   Total Other Assets                                 3,953          4,185
                                               ------------   ------------
   Total Assets                                $      7,628   $      4,371
                                               ============   ============

                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
 Accounts payable                              $        -     $        313
 Advances from stockholders                          19,190          3,338
                                               ------------   ------------
   Total Current Liabilities                         19,190          3,651

Stockholders' Equity
 Common Stock -  $0.001 par value, 50,000,000
  shares authorized 3,506,428 issued and
  outstanding                                         3,506          3,506
 Additional paid-in capital                         426,314        426,314
 Accumulated Deficit                               (425,170)      (425,170)
 Deficit accumulated from April 2, 2004,
  date of inception and development stage           (16,212)        (3,930)
                                               ------------   ------------
   Total Stockholder's Equity                       (11,562)           720
                                               ------------   ------------
   Total Liabilities and Stockholders' Equity  $      7,628   $      4,371
                                               ============   ============


 The accompanying notes are an integral part of these financial statements

                           EASY GOLF CORPORATION
                           (fka Bio-Thrust, Inc.)
                       (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                             For the Period
                                                                From April
                                                                 2, 2004
                           For the Three    For the Nine    (Date of Inception
                           Months Ended     Months Ended    of the Development
                            March 31,         March 31,       Stage) through
                          2006      2005     2006     2005    March 31, 2006
                       --------- -------- --------  --------  --------------
Sales                  $       - $      - $    187  $      -    $     187
                       --------- -------- --------  --------    ---------
Total Sales                    -        -      187         -          187

Cost of Goods Sold             -        -       70         -           70
                       --------- -------- --------  --------    ---------
Total Cost of Goods Sold       -        -       70         -           70
                       --------- -------- --------  --------    ---------
Gross Profit                   -        -      117         -          117

Operating Expenses
  General &
   Administrative          2,083    2,279   12,051     2,279       15,187
  Research & Development       -      328        -       328          328
  Amortization               116      116      348       466          814
                       --------- -------- --------  --------    ---------
                           2,199    2,723   12,399     3,073       16,329
                       --------- -------- --------  --------    ---------
Loss From Operations      (2,199)  (2,723) (12,282)   (3,073)     (16,212)

Other Income
  Interest and
   dividend income             -        -        -         -            -
                       --------- -------- --------  --------    ---------
Loss Before Income
Taxes                     (2,199)  (2,723) (12,282)   (3,073)     (16,212)

  Benefit for Income
   Taxes                       -        -        -         -            -
                       --------- -------- --------  --------    ---------
   Net Loss            $  (2,199)$ (2,723)$(12,282) $ (3,073)   $ (16,212)
                       ========= ======== ========  ========    =========

Basic Loss per Share   $   (0.00)$  (0.00)$  (0.00) $  (0.00)   $   (0.01)
                       ========= ======== ========  ========    =========
Weighted Average
Common Shares Used In
Per Share Calculations 3,506,428 1,270,207 3,506,428 813,169    2,136,168
                       ========= ========= ========= =======    =========



 The accompanying notes are an integral part of these financial statements.

                           EASY GOLF CORPORATION
                           (fka Bio-Thrust, Inc.)
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                              For the Period
                                                            From April 2, 2004
                                                            (Date of inception
                                                            of the Development
                              For the Nine Months Ended      Stage through
                                March 31,     March 31,         March 31,
                                  2006          2005              2006
                              ------------  ------------   -----------------
Cash flows used in operating
activities:
  Net income (loss)           $    (12,282) $      (2,723)   $        (16,212)
  Adjustments to reconcile net
  loss to cash used in
  operating activities
   Amortization                        348            466                 814
  Changes in operating assets
  and liabilities:
   Inventory                        (3,568)             -              (3,568)
   Deposit                            (116)             -                (116)
   Accounts payable                   (313)             -                  (1)
   Income taxes payable                  -              -                   -
                              ------------  -------------    ----------------
Net cash used in operating
activities                         (15,931)        (2,257)            (19,083)

Cash flows from investing
activities:

Net cash flows provided by
investing activities                     -              -                   -

Cash flows from financing
activities:
  Advances from stockholders        15,852          2,267              19,190
                              ------------  -------------    ----------------
                                    15,852          2,267              19,190
                              ------------  -------------    ----------------
Net increase in cash                   (79)            10                 107

Cash and cash equivalents at
beginning of period                    186              -                   -
                              ------------  -------------    ----------------
Cash and cash equivalents at
end of period                 $        107  $          10    $            107
                              ============  =============    ================


 The accompanying notes are an integral part of these financial statements.

                           EASY GOLF CORPORATION
                           (fka Bio-Thrust, Inc.)
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

The financial statements for the 9 months ended March 31, 2006 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2006. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Inventories. Inventories are stated at the lower of cost or market, cost is determined using the weighted average method. Inventory consist of finished goods valued at $3,568.

NOTE 3   RELATED PARTY TRANSACTIONS

Related Party Advances. During the period from inception of the development stage April 2, 2004 through March 31, 2006, an officer and shareholder of the Company advanced the Company $19,190. The advances bear no interest and are due on demand.

Management Compensation. For the nine month period ended March 31, 2006 and 2005, the Company did not pay any compensation to any officer or director of the Company.

Office Space. The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 4   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has does not have adequate working capital to pursue its planned operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary funds through loans, through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

                      EASY GOLF CORPORATION
                      (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
NOTE 5   LOSS PER SHARE

The following data show the amounts used in computing loss per share:

                                                             Cumulative from
                                                             the Inception of
                           For the Three    For the Nine     the Development
                           Months Ended     Months Ended     Stage on April
                            March 31,         March 31,      2, 2004 through
                          2006      2005     2006     2005    March 31, 2006
                       --------- -------- --------  --------  --------------
(Loss) from continuing
operations available
to common stockholders
(numerator)            $  (2,199)$ (2,723)$(12,282) $ (3,073) $     (16,212)
                       --------- -------- --------  --------  -------------
Weighted average number
of common shares
outstanding used in
earnings per share
during the period
(denominator)          3,506,428 1,270,207 3,506,428 813,169      2,136,168
                       --------- --------- --------- -------  -------------

Dilutive loss per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation

We are a start-up, internet-based eCommerce company that offers and sells a newly designed and invented specialty golf training aid which teaches a person to hit a golf ball straight. This product is called "The Swing-Channel TM Golf Mat." We expect to get a federal trademark and tradename issued soon on the phrase "SWING-CHANNEL" and last year, we applied for a utility patent with the U.S. Patent and Trademark Office.

Our website is www.easygolf.biz and it is hosted by Yahoo! Only as recently as last October did we perfect our product so that it is now available for sale. Also, because we were only able to offer our product for sale after last year's golf season was over, we have not had the opportunity to offer our product for sale during an actual golf season. During this, our third quarter ended March 31, 2006, and because it was winter and not the traditional golf season, we elected to do no advertising on the Internet. Starting on April 1, 2006, however, we began ad campaigns on both Google AdWords and Yahoo! Search Marketing, all as explained in greater detail below. So far, and since it is still early in the spring, these efforts have not produced any sales though they have generated an average of 100 "hits" per day on our website. During the quarter, we also gave away three of our golf training aid products for promotional purposes only.

Selected Financial Data

Because we have not been operating long enough to generate significant sales, selected financial data would not be particularly meaningful. Reference is made to our financial statements included in Item 1 above.

Since our emergence from some-15 years of dormancy, we have incurred accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring our golf property, and the preparation and filing of a Form 10-SB registration statement filed with the Commission on January 26, 2006. Since our re-emergence from dormancy on April 2, 2005, and excluding the $6,976.15 in patent attorney's fees incurred by our officer and director in his individual capacity and which we ran through our books and records for convenience, we have incurred total expenses as of March 31, 2006 of $16,885. Funding of these and other expenses was from working capital provided by our only officer and director, namely, Mr. Coombs, a person who, because of his 84% ownership interest in us, has an obvious vested interest in seeing us successfully market our product. As of the same date, namely, the end of our third quarter ended March 31, 2006, we had $107 in our checking account. As of the date of this quarterly report, we have $268 in our checking account. Since the end of our third quarter ended March 31, 2006, and other than the accounting fees necessary to prepare this Report, we have incurred no additional fees or expenses that we are presently aware of.

As stated above, we did not advertise on Google AdWords or Yahoo! Search Marketing during our third quarter. Again, this is because it was the non-golf season and to do so seemed like a waste of resources. As stated above, we have resumed advertising in limited fashion during our fourth quarter commencing on April 1 and in anticipation of spring and summer.

Liquidity and Capital Requirements

At March 31, 2005, we had $107 in our checking account. As of the date of this Quarterly Report, we have approximately $268 in our checking account. What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is, and has been, funded by personal advances from an officer and director. These advances do not require interest payments at the present time and, unless we become profitable, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. Mr. Coombs's loans are considered or designated as "advances," inasmuch as they do not bear interest. At present, there are no plans to charge interest. In the event we modify our oral agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable and could afford to pay interest. Though we have nothing definitive in writing with Mr. Coombs, we consider Mr. Coombs's obligation to advance us money to maintain our reporting obligations a legal obligation of his upon which both we and investors can rely.

We will be able to satisfy our cash requirements for not only the next 12 months but at least for the next three (3) years in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within at least three years, we should be able to successfully carry out our business plan. See the section titled "Plan of Operation" below. Having said this, we are unable to guarantee that upon the expiration of three years from now, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next three years, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond the next three years. If management does not desire to loan or advance us sufficient funds to continue beyond the next three years for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.

The amount of money necessary to implement and carry out our business plan over the next fiscal year is as follows: The cost of maintaining our website hosted by Yahoo! is currently $39.95 per quarter or $120 per year. Over the next year, and because we have the capability of generating our quarterly and annual reports "in-house," we have budgeted no money to be spent in this regard in legal fees. With respect to our annual "in-house" accounting and outside, independent auditor fees and costs, we have budgeted as much as $8,000. We are also budgeting Edgarization costs and fees of at least $200 per quarter and $500 for our Annual Report on Form 10-KSB. In the normal course of business, we anticipate spending at least $1,000 per year on Edgarization costs and expenses. Finally, we have budgeted approximately $500 per year in annual transfer agent fees and costs; $300 of this figure is our annual stock transfer agent maintenance fee. Other transfer agent costs and fees will ordinarily be the obligation of each shareholder submitting his or her shares for transfer. Finally, in December 2005, we obtained a products liability insurance policy at a cost of $914.38 per year. This policy comes up for renewal next December 15. This means that we anticipate that at least $11,000 in cash per year shall be necessary to satisfy our minimal cash requirements.

We currently have no sources of financing, including bank or private lending sources, or equity capital sources. For the time being, we do not require such sources. If we are able to generate the sale of an average of a mere 16.66 mats per month, we can pay for $1,000 of Internet advertising expenses each month. Since no one knows who we are and we and our product are both essentially unknown, we are hopeful that we may be able to accomplish this short term goal by the end of this-coming golf season, that is, once our name and our product get better known in the marketplace and some of our Internet advertising takes hold.

We are hopeful that by the end of the golf season we may be able to wholesale our product to some retail golf and sporting goods store chains. In this regard, during the quarter we shipped a promotional Swing-Channel TM Golf Mat to a national golf retail chain store. In talking to their director or manager of purchasing, we were told that before this store would take our product, we would be required to provide our product to them in colored retail boxes. We are currently checking into the cost of creating colored retail boxes for placement in retail stores. We believe this may be an expensive endeavor; however, if a large retail chain sporting goods store is willing to take our product, this additional cost will likely be worth it.

Express Obligation of Our Sole Officer and Director to Advance Certain Necessary Funds Over the Next Three (3) Years.

In light of our capital requirements mentioned in the previous discussion and otherwise, our sole officer and director has agreed to advance us sufficient funds, over at least the next three years, to pay for our accounting and Edgarization fees and costs, all as necessary to remain current in our reporting obligations with the Commission. We have NOT entered into any formal, written agreement with our officer and director that contractually binds or obligates him, in writing, to advance us funds for the next three years for this purpose, though we consider this commitment on his part to be a legal obligation upon which we and our shareholders can rely. Having said this, we will nonetheless be required to evaluate our business plan over the next year. At the expiration of this year's golf season and assuming our business plan has not been successful, or even partially successful, during that time, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Mr. Coombs will then have to evaluate whether, and to what extent, he wants to continue to advance us funds. As of the date of this Quarterly Report, he has advanced us just under $20,000 in cash.

Receipt of "Notice of Allowance" from the U.S. Patent and Trademark Office.

During late February, we received a Notice of Allowance from the U.S. Patent and Trademark Office (USPTO) relative to our March 2005 application for a federal trademark and tradename of the phrase "Swing-Channel." This federal trademark and tradename was applied for by our licensor for use in the golf industry, particularly for use in connection with golf training aids. The serial number of this trademark is 78/577944. The mark itself is SWING-CHANNEL (standard character mark). According to the Notice of Allowance, we are given six (6) months from February 21, 2006, to file either a Statement of Use, or if we are not yet using the mark in commerce, a Request for Extension of Time to File a Statement of Use. Such a Request can be made every six months for five consecutive times until a Statement of Use is filed. Failure to file one of these required documents during the appropriate time period will result in the abandonment of the application. On Friday, May 5, 2006, our licensor filed a Statement of Use with the U.S. Patent and Trademark Office. We do not know how long it will take for the U.S. Patent and Trademark Office to review our Statement of Use but our licensor anticipates being issued the trademark and tradename in the near term. When this occurs, we will be able to use the registered trademark designation or insignia
<registered trademark> next to the phrase SWING-CHANNEL in all of our documentation, labeling and literature.

PLAN OF OPERATION

Our principal business plan is to promote, market and sell our golf training aid product known as "The Swing-Channel TM Golf Mat" initially on the Internet through our custom built website, which only became operational in late October 2005, and later, once more sales are made, through specialty websites that only offer and sell golf-related products and also sporting goods retail stores around the United States and Canada, possibly Great Britain. Because this is a new product and we are a start-up enterprise, the sporting goods and golf industry is totally unfamiliar, at this stage, with our product. For this reason, we believe it will take time for our product to "catch on" and for any significant or meaningful sales to occur. We believe that we must be patient in this regard.

Our Website.

In mid-October 2005, our website was completed and became fully operational. We now maintain a custom website hosted by Yahoo! Merchant Solutions. Our website address is: www.easygolf.biz. Through our exclusive license agreement, we also own and control the following 9 domain names: www.easyhittinggolf.com, www.easyswinggolf.com, www.easyswinginggolf.com, www.straighthittingolf.com, www.straightswinginggolf.com, www.swing-channel.biz, www.swing-channel.com, www.swingchannel.biz, and www.singchannelgolf.com. If a person types in one of these 9 domain names as a web address, he or she is taken to our website. Our website hosting service is under Yahoo!'s Merchant Starter Program. Yahoo! Merchant Solutions offers three alternative website hosting services, each of which depends on the amount of gross sales in a month period that the merchant generates. The basic one, namely, the Merchant Starter Program, is for gross sales of under $11,000 per month. Yahoo! charges 1.5% per transaction for sales in this merchant category, a category in which we currently fit. The second category, called the Merchant Standard Program, is for between $11,000 and $80,000 in gross sales per month. On-line retailers in this category are charged 1% per transaction by Yahoo! The third Yahoo! hosting service category, called the Merchant Professional Program, is for companies generating over $80,000 in gross sales per month. In this host category Yahoo! charges 0.5% or half a percentage point per transaction. Accordingly, the more sales one makes per month, the cheaper Yahoo! charges as a processing fee.

Processing Orders.

Our new website has an active and operational shopping cart that accepts American Express, Visa, MasterCard, Discover Card and other, less known credit cards. Charges are processed through Paymentech, which is an adjunct to the hosting services provided by Yahoo! Paymentech is a bank and credit card processing service owned by Chase Bank. When sales are made on-line, we are automatically notified by e-mail at contact@easygolf.biz. We then have 7 to 10 days to ship the product anywhere in the United States or Canada. Paymentech, within 24 to 48 hours of the moment the charge is processed and accepted, will directly deposit the revenue in our bank account maintained with Chase Bank in Salt Lake City. This service dispenses with processing credit cards ourselves and we believe more than justifies paying Yahoo! 1.5% per transaction.

Orders are processed by us as follows: When we receive an order, we access our on-line account with Federal Express and print off a Federal Express Ground label. This label is then placed on a shipping box at the warehouse where we manufacture and ship our product. We also place our own return address label on the box which contains or is identified by the inscription "The Swing-Channel TM Golf Mat." This is necessary in order to demonstrate to the U.S. Patent and Trademark Office that we are using the trademark or tradename "SWING-CHANNEL TM" in interstate commerce, thereby entitling us to this federal trademark or tradename. See heading above titled "Receipt of Notice of Allowance from the U.S. Patent and Trademark Office." After receiving an order, we roll the mat up, face down, and put it in our custom made boxes. We also insert the appropriate number of rubber tees or barricades in each box. Further, each order includes an instructional brochure that is approximately 4 pages (with drawings) and which further includes a 1-page instruction sheet on how to put the Mat together (with a drawing). Once this is done, we call Federal Express Ground and no later than the following day, they will come to our warehouse and pick up the product for shipment to the purchaser.

Shipping and Handling.

We ship by Federal Express Ground in custom boxes made especially for us by a local company known as Packsize. The cost of these boxes will decrease depending upon the volume of boxes we ask Packsize to make for us. Currently the cost is over $2 per box. There are several other supplier sources for these boxes but we believe that Packsize is the best and the least expensive for our purposes. These custom boxes are 10 inches by 10 inches by 24 inches (a size that neither UPS nor Federal Express can provide) and our Mat is rolled up inside, face down, with the other features and accessories necessary to the Mat enclosed. The $15 charge for shipping and handling includes approximately $10 to $12 for Federal Express Ground charges and the difference to us for handling and preparing the product for shipment. While United Parcel Service (UPS) is a featured service associated with Yahoo! and UPS shipping orders can be entered automatically through a Yahoo! order, Federal Express Ground is approximately $5 per box/mat cheaper than UPS to ship a box of our dimensions and weight (approx. 7 1/2 lbs.)

Assuming we work out a deal with a national retail sporting goods store chain, if we do, we will be required to ship product in colored retail-quality boxes, that is, boxes on the nature of a more durable but colored cereal box. Such boxes will likely be made of what is known in the packaging industry as "litholam." Since this is in the more distant future and we do not as yet have a contract with any retail chain store, we have not as yet fully priced what is necessary to print up and produce colored retail boxes.

Product On-Hand/Inventory.

Currently we have one roll of Athletic Sports Turf <registered symbol> material in stock. This roll is 101 ft. by 12 ft. or 1,212 sq. ft. This roll cost us $2,420 and because our Mat is 24 inches by 52 inches, this is enough Athletic Sports Turf <registered symbol> material to make a total of 138 Mats. We have also inventoried several hundred rubber tees or barricades, all of myriad sizes, 16 of which are incorporated into, and shipped with, each Mat. The several hundred rubber barricades we currently have in stock cost us $1,205. We purchased all of these materials through our carpet wholesaler, Robison Distributing Co., Inc., who purchased them directly from the respective manufacturers. We are buying these materials from Robison Distributing directly so that we can pay them Utah sales taxes. This dispenses with the requirement on our part to independently calculate "use taxes" to pay over directly to the Utah State Tax Commission. A consumer or buyer of goods in Utah either pays "sales taxes" or "use taxes," but not both. We thus have had nearly $4,000 of material in inventory with which to make Swing-Channel Golf Mats upon receipt of future orders. In the event we run out of material, we can order and then receive new material within at least 3 days. We have other supply sources for these materials but at present, we believe these are our best and most inexpensive sources.

To date, we have sold 2 Mats on-line and we have given three away to golf retailers for promotional purposes. We thus have sufficient material on hand to make 133 Mats.

Our Plan Over the Next 12 to 18 Months.

Our current suggested retail price on our mat is $79.95, plus $15 for shipping and handling anywhere in the U.S. or Canada. To enhance or increase sales volume, we are considering offering reduced price specials on our website, though we haven't done so to date. At present, we are determining the best price to charge for our product. At present, we believe that $79.95 is a fair price for what we offer. We believe that people will pay a lot more than $79.95 to learn to hit a golf ball straight and we believe and submit that our product works. Conversely, we believe that for most people, $79.95 is a lot of money. We can make no assurance that this opinion as to the fair price or value of our product will not change. If, after 3 to 6 months, we are unable to generate sales at $79.95, we will have no choice but to consider offering our product for less. We may also consider special offers of two for a substantially reduced price.

The foregoing paragraph is not to ignore that if we sell our product in bulk to a national golf or sporting goods chain, or even a specialty golf website, we will probably be required to sell our product, on a wholesale basis, for less than $79.95. At present, we do not yet know what a national golf or sporting goods chain, or even a specialty golf website, would be willing to buy our product for.

There is little doubt that future Internet sales of our product will be driven by the amount of money we are able and willing to spend on advertising. During the next 12 to 18 months, we will actively pursue enhancing sales of our specialty golf training aid on-line. Our second phase plan of operation, assuming that the first phase is reasonably successful, will be to (1) develop and market additional golf training aids that we invent, (2) to offer and sell other golf training aids made by others on our website through licensing arrangements, and/or (3) to acquire other properties, products or companies that offer and sell such products on-line. These considerations are highly speculative at this stage and otherwise in the distant future. For the time-being, and because at a price of $79.95 our profit is approximately $50 to $55 per Mat (depending on volume), we want to focus our efforts on selling our own product on-line. If advertising in limited fashion on Google AdWords, Yahoo! Search Marketing, Website Pros, Ebay or any other website services we discover and use prove successful, we will do what we can to increase such sales by advertising in those venues more aggressively. At the same time, if our initial on-line advertising strategy proves sufficiently successful, we will then use the capital generated thereby to also place ads in recognized golf magazines. Golf Digest, for example, has a circulation of 1.6 million golfers. Golf Range Magazine, a wholesale magazine distributed to driving range and golf course owners around the country, has a circulation of between 12,000 and 16,000. Other national golf-related magazines are Golf Magazine and Links. There are at least 2 British golf magazines available in the magazine racks at Barnes & Noble. Further, there are golf magazines that only advertise golf products such at Golfsmith (www.golfsmith.com) and Edwin Watt's Golf (www.edwinwattsgolf.com). If this supplemental strategy proves successful, and we generate even more earnings from these particular efforts, we will consider shooting a 15 or 30 second television commercial and running it on the Golf Channel available on Cable TV, Dish Network and DirectTV. In this latter regard, and though we lack the capital at the present time to expend for this purpose, we have actually contacted an advertising agency in London, England, that we found on-line and which specializes in inexpensive, short, humorous commercials and which thinks we could make a short, funny ad for approximately $5,000, taking advantage of the notion of people who hit a golf ball everywhere but straight.

As set forth in the discussion immediately below, we also plan to advertise or offer The Swing-Channel Golf Mat for sale on other websites, links to other on-line retailers and specialty websites, specialty sporting goods magazines and retail chain sporting goods stores, assuming the latter entities become interested in carrying our product for sale in their retail outlets.

Our Current Marketing/Advertising Strategy.

As stated above, our basic marketing plan through the end of the golf season, namely, September 30, is to aggressively advertise on the Internet. Our specific budget and targets are set forth further below under the subheading "This Golf Season Sales Targets." To accomplish our on-line mat sales marketing ideas, we plan to commence simultaneous but limited advertising campaigns on (1) Google AdWords, (2)Yahoo! Search Marketing, (3) Website Pros, an affiliate of Discover Card, (4) Ebay, and (5) others we come across that we determine are worthwhile and productive advertising venues for us and our product. For example, Google AdWords describes its Internet marketing services as follows:

Google AdWords ads connect you with new customers at the precise moment when they're looking for your products or services [on the Internet]. The Google Network reaches more than 80% of Internet users.

               With Google AdWords you create your own
               ads, choose keywords to help us match your ads to your audience and pay only when someone clicks on them [and thus goes to your website].

During our fourth quarter starting on April 1, 2006, we have been running three separate and on-going ad campaigns on Google AdWords. One of our current ad campaigns on Google AdWords is at 50 cents per click or hit, one campaign is at 75 cents per click or hit, and a third is at $1.00 per click or hit. During the last 2 weeks of October 2005, we spent $290 advertising in this fashion and we obtained 610 clicks or hits on our website at an average cost of about 47 cents per click. Because the golf season was basically over around the large majority of the country at that time, we ceased advertising altogether on November 1. From November 24, 2005, the day after Thanksgiving, until December 20, 2005, we resumed our advertising campaigns on Google AdWords. This effort cost a total of $344.15 in which we received 668 clicks or "hits" on our website. The average cost per "click" was $0.52. We also had 131,112 "impressions" or instances in which people opened a page with our ad on it (though they did not necessarily click on our ad). If one desires, one pays more per click to get his or her ad to pull up higher up in the search engine results. For example, several competitors are spending more money per click running Google AdWords ads with the Keywords "golf training aids" and therefore, to appear on page 2 or 3 of that particular search as opposed to page 7 or 8 of that same search, we would have to pay as much as $1 or even $2 per click, not 50 cents. The less one pays per click, the further down on the search results pages one's ad appears. At the same time, we have used a daily maximum advertising budget of $20. All Google AdWords ads are 4 lines. As set forth in the beginning of this paragraph, we have resumed our Google AdWords
ad campaigns on April 1, 2006.   Our current Google ad reads as follows:

                       SWING-CHANNEL GOLF MAT
                 Want to Hit a Golf Ball Straight?
                    Tired of Losing Golf Balls?
                          www.easygolf.biz

For the Christmas 2005 holiday season, we also began advertising for the first time with Yahoo! Search Marketing. This on-line advertising service is very similar to Google AdWords but requires a one-time initiation fee. It also allows one to descriptively tailor his or her ads more towards one's individual advertising or product needs. We find this service more complicated and intricate than Google. Yahoo! Search Marketing describes its Sponsored Search advertising option as follows:

          Receive the highest return on investment when you advertise with Sponsored Search. Advertise only to customers who are interested in your products or services

                *   Pay only when users click through to your site
                *   Set your own cost-per-click

          With Sponsored Search, you set the price you're willing to pay for each customer who clicks on your listing. Unlike direct mail, you won't have to pay for mailing lists, printing or postage, and you won't pay for impressions as with banner ads and tiles. You pay only for the interested customers who actually click through to your site.


Our first advertising effort or experience with Yahoo! Search Marketing took place from December 12 until December 21, 2005, all before Christmas, and cost us a total of $176.39. In doing so, we obtained 345 clicks on our website at an average cost of about $0.51 per click. We also received 74,276
"impressions."

In December 2005, we became a subscriber to Website Pros (www.websitepros.com). This offers a different service than Google or Yahoo! This service critiques, for optimum usage, the internal and other html settings on one's website for Internet "crawlers." (A crawler is a computer program that regularly goes out into the Internet and retrieves information about your website based on the wording of your website and its internal settings and then the crawler brings such information back to the search engine.) This service also lists one's website in a variety of yellow page and similar website search engine listings, all of which is to encourage Discover Card holders to charge with their card on the website. This service, which is reputedly worth at least $165 per month, costs us $49.95 per month. For more information, reference is made to www.websitepros.com. As of the date of this Quarterly Report, and for the time being, we are continuing to use and subscribe to this service but, because we are not convinced that it is bringing us any sales, we are thinking of discontinuing this service in June when our subscription is up.

Ebay (www.ebay.com) allows a person to auction his or her product on-line. Since mid-October 2005, we have randomly run 8 or 10 separate week-long auctions of The Swing-Channel <trademark symbol> Golf Mat on Ebay but no one has yet met our "reserve price" (i.e., the price that we are willing to sell our product for) and therefore, we have not completed an Ebay auction. Initially, our reserve price was $69.95. We recently lowered it in the last few auctions we engaged in to $59.95. In our last three auctions, we received several bids. As of the date of this Quarterly Report, we are not currently running an auction on Ebay, if, for nothing else, because we are spending our scarce resources on Google and Yahoo! ads. When we conduct an auction, we auction our product on Ebay under the sporting goods category "golf" and under the two separate subcategories "swing trainers" and "mats, cages and nets." We have had on-line inquiries regarding our product and some bids but, as already stated, no one has yet bid our reserve price, namely, the price at which we are willing to sell. The auction ad with the features and photos of our product we are running costs approximately $13 for a 7-day auction. Only when one has sold 10 items on Ebay can one advertise on a "Buy Now!" basis. Since we have not sold 10 items on Ebay, we do not currently qualify for the "Buy Now!" option or feature. With the "Buy Now!" feature, the prospective buyer knows the "reserve price," that is, he or she knows what price a person is actually willing to sell the product for.

Marketing ideas that have not as yet been implemented by us include a desire to additionally promote our website

(1) through links to other websites,

(2) through distributorship relationships with other sports and golf-related websites,

(3) through ads placed in various retail and wholesale golf magazines such as Golf Digest, Golf Magazine, Links, Golf Range Magazine, and others,

(4) attend golf tradeshows and expos across the country,

(5) through contacting and then supplying retail sporting goods stores and retail specialty golf stores across the country with our product, either on consignment basis or, on a high volume discounted basis for which they will pay us in advance, and

(6) through television commercials on the Golf Channel at such time as earnings or funding becomes available to shoot such a commercial and pay for the cost of airing it on television.

As a courtesy to us, a company that manufactures and sells point of sale accounting systems for golf course pro shops is now featuring a link to our website for free. See www.cgmsgolf.com. There are also regular golf tradeshows/expositions throughout the country from time to time. We will actively look into attending these expositions and showcasing our product there in a booth.

In order for our Internet/eCommerce business to succeed, we additionally plan, among those things mentioned above, and on an on-going basis, to:

-- make significant investments in our Internet/eCommerce business, including upgrading our website as it becomes necessary

-- get other golf or sports-related websites to link ours

-- significantly increase online traffic and sales volume in every way we can

-- attract and retain a loyal base of frequent visitors to our website who will give us feedback about our product

-- expand the products and services offered on our website

-- respond to competitive developments and maintain our distinct brand identity

-- form and maintain relationships with strategic partners, particularly retail sporting goods stores and outlets

-- provide quality customer service

-- continue to develop and upgrade our product, services and technologies

No Endorsements From PGA Professionals

Currently on our website we have one professional golf instructor and teacher who has endorsed our product. See the heading titled "Testimonials" on our website. We have not as yet approached anyone else to "endorse" our product, as we have lacked the time or other opportunity at this stage and have instead concentrated on getting our website operational and our product able to sell and ship. Our current absence of a PGA professional's endorsement of our product, assuming that we could obtain one, has therefore currently been a business decision. As time goes on, we hope to be able to approach well-known PGA touring professional golfers and see what it would take, or will take, to get such a person's endorsement of our product. At present, we lack the ability to offer any such person anything in exchange for his or her endorsement. At such time as we can, we hope to be able to do so. We note that one competitor with a product called "The Inside Approach," has been able to obtain the endorsement of legendary golf pro Jack Nicklaus. We currently lack the money or other resources to attract the endorsement of a golf professional like Jack Nicklaus and can make no assurance that we will ever be able to do so. While it is conceivable that we could issue such a person "restricted" stock in us in exchange for an endorsement, we have no plans at the present time to do so. We would also be leery of doing so unless we could quantify, in some fashion, the amount of sales that such an endorsement would generate or cause to occur. To issue someone stock, without knowing to what extent it would increase sales and thus generate income, would likely be irresponsible on our part and we have no intention of doing so without knowing what the direct result or effect of that corporate action would likely be.

This Golf Season Sales Targets.


Basis: Sales of our mat at a suggested retail price of $79.95, plus $15 for shipping and handling

Inventory:     Currently we have enough material in stock and on hand to
               make 133 Mats

Intention:     To sell all 133 Mats we can now make by the end of September
               30, 2006 (basically the end of this year's golf season)

Future: Our initial, short term goal is to sell at least 20 to 25 Mats per month during the regular golf season. We currently have no way of predicting or knowing how many Mats the market for our product will absorb or take


Management intends to strive, over the next 6 months, to market and sell 133 mats, all the material for which we have paid for and currently have in inventory and on hand. In such event, we will then pour those profits into beefed-up or enhanced Internet advertising campaigns. Our profit on the sale of 133 mats would be approximately $7,000, depending upon how many we sell on a discounted basis. This figure is arrived at on the basis of a $79.95 sales price. As stated above, in the event that sufficient funds become available, we will (1) beef-up our various Internet advertising campaigns, (2) see what other websites will link our website to theirs, either free or for payment,
(3) contact and see what on-line golf product specialty retailers might be willing to become distributors of our product and thus offer our product on their website(s), (4) advertise in various golf and sports magazines, (5) attend as many golf tradeshows and expositions as we can to create name recognition for our product and otherwise make contacts in the industry, (6) contact sporting goods retailers and see if they will buy our product at reduced rates or take product on consignment, (7) consider, if feasible, spending the money necessary to advertise on the Golf Channel. We believe that this latter endeavor would cost us as much as $10,000 to $20,000, an amount of money we do NOT at this time have to spend for such purposes and which we will not likely have in the near future.

During the quarter we contacted the purchasing director of a national golf chain retail store and sent him a promotional Swing-Channel Golf Mat. This was the individual mentioned above who informed us that if his company purchased any product from us on wholesale basis, that it would have to be packaged and provided to them in a colored retail box meeting their specifications. Having sent a promotional Mat to this individual about two weeks ago, we have not yet been able to re-contact this individual. During the quarter, we also placed calls to the person in charge of golf product purchasing for a national retail sporting goods chain. It is our intention to send this individual a promotional Mat as well. As of the date of this document, this individual has not yet returned our calls. We believe that because the golf season is just ramping up, these individuals are very busy. We believe they will get back to us when they have time.

Employees, Experts, Consultants and Advisors.

Currently, we have no employees. Employees will NOT be necessary at this stage of our development. Our sole officer and director will perform daily duties as needed. We only intend to hire employees if and when the need develops. In fact, there is nothing really that could occur that would require us to hire employees. Unless processing orders becomes so time consuming for our sole officer and director that he lacks the time to look up the orders and communicate them to our warehouse facility to put a shipping package together, we cannot envision what would occur that would require such. If sales start growing over the next six months or year and if we are selling 100 mats a month through our website and otherwise, we will likely be required to hire at least one employee to take orders and assist in shipment of product. Since this has not occurred and there is no assurance or current likelihood that it will, we are not in a position to make further projections or estimates in this regard.

At the same time, our sole director and officer, who is NOT a paid employee, intends to defer any compensation that might be due or owed him until such time as capital can be raised from sales.

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed. Right now, we have no need for any outside experts, advisors or consultants. If we engage outside advisors or consultants for any particular purpose, we will have to make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive agreements as yet to use outside experts, advisors or consultants for any reason. This is because, so far, we have not needed to.

We do NOT intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they are needed and can be obtained for minimal cost or on a deferred payment basis. Other than our website maintenance technician that we shall continue to use to update or revise our website as it becomes necessary, we are not aware of any situation in which we would need an outside advisor or consultant.

Item 3.  Controls and Procedures

We maintain controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and the principal financial officer (or persons performing similar functions) concluded that our disclosure controls and procedures were effective. As a result of its evaluation, we have made no significant changes in our internal controls or other factors that could significantly affect the controls and other procedures already in place.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than the 2,905,417 post-split restricted shares issued to a our president and chairman of the board on March 10, 2005, in order to acquire, by exclusive license agreement, all right, title and interest in and to "The Swing-Channel TM Golf Mat" and all intellectual property rights associated with it. No proceeds were generated by this transaction. The restricted stock issuance was the Company's consideration for the right to exploit, for commercial purposes, all aspects of the product in interstate commerce.

Item 3.  Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other information.

We are not aware of any other information that should be reported on this form.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

None. All Sarbanes-Oxley certifications are after the signature line at the end of this document.

(b) Reports on Form 8-K

None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        EASY GOLF CORPORATION
                               (Issuer)

Dated:  May 11, 2006
                                  /s/ John Michael Coombs

                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    Chairman of the Board
                                  Dated:  May 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 11, 2006

                              /s/ John Michael Coombs
                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    President, Chief Executive Officer
                                          and CFO (Principal Accounting and
                                          Financial Officer)
                                  Dated:  May 11, 2006