Form 10KSB
period 2006-06-30
Easy Golf CORP
filed 2006-09-25
CIK 1345479

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (FEE REQUIRED)

            For the fiscal year ended June 30, 2006

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from ___________ to ___________

               Commission File Number: 000-51760

                     EASY GOLF CORPORATION
(Exact name of small business issuer as specified in its charter)


          NEVADA                                          20-2815911
(State or other jurisdiction of incorporation)    (I.R.S. EMPLOYER ID NO.)

     3098 South Highland Drive, Suite 323
     Salt Lake City, Utah                                84106-6001
(Address of principal executive offices)                 (Zip Code)


     (801) 467-2021
(Issuer's telephone number, including area code)


     Securities registered under Section 12(b) of the Act:


         Title of each class           Name of each exchange on which
                                             registered

              N/A                                     N/A


     Securities registered under Section 12(g) of the Act:

    Common Capital Voting Stock, $0.001 par value per share
                       (Title of Class)

Check whether the issuer is not required to file all reports pursuant to
Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.

                                   [X] The issuer is not aware of any
                                   delinquent filers.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                   Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $187

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of the close of business on June 30, 2006, the Company's fiscal year-end, and, as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 559,344 shares or approximately 16% of the total number of issued and outstanding shares, was undeterminable and is considered to be zero ($0.00). This is because there was no trading market for the Company's securities during the entire fiscal year or by year-end; moreover, no common equity stock was sold during the fiscal year from which an alternative computation could be made under the above-formula.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                        Not applicable

          (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of the date of this document, the Issuer had 3,506,428 common capital shares issued and outstanding of which 2,905,417 are "restricted" and 41,667 are deemed "control" shares. These figures together represent approximately 84% of the total number of issued and outstanding shares.

              DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one: Yes ___; No _X_.

                NOTICE AND DISCLAIMER REGARDING
                  FORWARD-LOOKING STATEMENTS

Certain matters discussed herein may be forward-looking statements that involve a variety of risks and uncertainties. In this regard, reference is made to the "Risk Factors" section below. Such disclosure purports or attempts to list and describe the various risk factors that we believe are material to a person investing or considering investing in us.

In light of the risks involved with or facing us, actual results may differ materially or considerably from those projected, implied or suggested. As a result, any forward-looking statements expressed herein are deemed to represent our best judgment as of the date of this filing. We do NOT express any intent or obligation to update any forward-looking statement because we are unable to give any assurances regarding the likelihood that, or extent to which, any event discussed in any such forward-looking statement contained herein may or may not occur, or that any effect from or outcome of any such forward-looking event may or may not bear materially upon our future business, prospects, plans, financial condition or our plan of operation.

                       TABLE OF CONTENTS

                                                                        PAGE

Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4


                             PART I

ITEM 1.   Description of Business. . . . . . . . . . . . . . . . . . . . .9

ITEM 2.   Description of Property. . . . . . . . . . . . . . . . . . . . 15

ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 18

ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . .18

                            PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters. . . .18

ITEM 6.   Management's Discussion and Analysis or Plan of Operation. . . 21

ITEM 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . .35

ITEM 8.   Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure. . . . . . . . . . . . . . . . 36

ITEM 8A.   Controls and Procedures. . . . . . . . . . . . . . . . . . . .36

ITEM 8B.   Other Information. . . . . . . . . . . . . . . . . . . . . . .36


                            PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act. . . . 36

ITEM 10   Executive Compensation. . . . . . . . . . . . . . . . . . . . .39

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.40

ITEM 12.  Certain Relationships and Related Transactions. . . . . . . . .41

ITEM 13.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .42

ITEM 14.  Principal Accountant Fees and Services . . . . . . . . . . . . 43

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44

                                RISK FACTORS

Any person investing or considering investing in the securities of Easy Golf Corporation ("Easy Golf" or "Company", "we" or "us") should consider the following material risks. If any one or more of these material risks were to occur, our business, results of operations, financial condition, and ability to continue may be significantly impaired or affected. There may also be a concomitant adverse effect on the value of our securities and anyone investing or seeking to invest in our securities may lose part or all of his or her investment. In addition, when this document states that something could or will have a material adverse effect on us, we specifically mean that it could or will have one or more of these effects.

In general, the following material risks include but are not limited to, our limited operating history, our limited capital to pursue internet advertising, our relative inexperience in operating an eCommerce or on-line retail business, our current lack of revenue, our dependence upon the internet for advertising and marketing, our lack of contacts in the overall golf or sports industry, and competition from other or similar golf product marketing companies and businesses, nearly all of whom are larger and more sophisticated, and, general economic conditions.

To pay for continued advertising of our golf training aid product, we need revenue from golf mat product sales. Because we expect to use what income we generate from future sales for advertising, we do not anticipate paying any dividends on our common stock.

Investment in our securities should be considered highly speculative. We have no recent operating history and we are subject to all of the risks inherent in any developing enterprise, not to mention a beginning website or eCommerce business enterprise.

The reader should carefully consider the following material risks and the other information contained in this Annual Report on Form 10-KSB before making a decision to invest in our common stock, stock that, as of this date, has no trading or other market. If and when our stock does trade, if it does, the trading price of our common stock could decline due to any of the following risks, and an investor could lose all or part of his or her investment. The reader is therefore cautioned to carefully consider and refer to all other information contained in this document, including the financial statements and related notes in Item 7 of Part II below. The specific risks described below are material risks.

1. IF WE ARE NOT SUCCESSFUL, INVESTORS WHO BUY OUR STOCK WILL LIKELY SUFFER THE LOSS OF THEIR ENTIRE INVESTMENT. If our future ability to market and sell our new, patent pending golf training aid product known as "The Swing-Channel TM Golf Mat," a device designed to teach a person how to hit a golf ball straight, is unsuccessful, persons who purchase our securities in the market, assuming such a market exists or develops in the future, likely will sustain a severe or principal loss of their investment.

2. WE OPERATE IN A HIGHLY COMPETITIVE MARKET. More money is reputedly spent on golf than any other sport. In fact, some say that more money is spent by the consumer on golf than all the other sports in America put together. Accordingly, golf marketers and retailers of all kinds and sorts vigorously compete to target members of the public to buy better and new golf products, not the least of which are products designed to help a person play better. Easy Golf faces fierce and rigorous competition from other companies that are similarly marketing and selling a variety of golf products and accessories, including golf training aid products. See subheading titled "Competition" in
Part I, Item 1 of this document titled "Description of Business."

The markets in which we compete are extremely competitive. Most competitors in these markets have significantly greater resources, spend thousands and thousands, if not millions, of dollars on advertising, have broader market presence and name recognition, not to mention greater marketing experience and contacts and more importantly, endorsements by well recognized or famous PGA golf pros. These advantages allow them to spend considerably more money on marketing and may allow them to use their greater resources more effectively than we can. Accordingly, these competitors are generally better equipped to take advantage of market opportunities and withstand market downturns than we can.

3. MANAGEMENT'S LACK OF EXPERIENCE IN THE SPORTS OR GOLF INDUSTRY AND MARKETING IN GENERAL. No one currently serving as an officer or director of us is or has ever been directly employed in either the sports or golf industry nor does our current and only officer and director have any experience or education in marketing in general. See Item 9 of Part III below titled "Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."

4. FAILURE TO GENERATE SUFFICIENT SALES OF OUR PRODUCT ON THE INTERNET WILL ADVERSELY AFFECT OUR ABILITY TO ADVERTISE AND THUS CONTINUE INTO THE FUTURE. Because we are just starting to sell our product on-line through our website, www.easygolf.biz or www.swingchannelgolf.com, and have had negligible revenues to date, we are in the development stage. Although formed in 1981, nearly 25 years ago, we have not engaged in any substantive activities until recently. Our recent activities have involved our efforts to sell and commercialize our patent pending Swing-Channel TM Golf Mat through our website and, more recently, through on-line golf distributors. Our marketing efforts, so far, have not been easy. Businesses that are starting up or in their initial stages of development present substantial business and financial risks and suffer significant losses from which they may not recover or from which they may be unable to emerge. We are facing all of the challenges of a new business enterprise engaging in eCommerce, including but not limited to, undertaking a productive advertising campaign, establishing budgets, implementing appropriate financial controls and internal operating policies and procedures. Because we are in the development stage, there is little history on which to judge our product, the competence of our management, or our potential success.

We have had no recent operating history as a marketer and seller of golf training or instruction aids or products, on-line or otherwise.

We need to aggressively generate sales towards the end of this calendar year in that our marketing efforts since October 2005, when our website became operational, have been minimal. We are currently endeavoring to get on-line distributors of our product.

We cannot assure anyone that that our internet/eCommerce business will ever be successful, let alone profitable. Since our entire initial marketing strategy revolves around the Internet and eCommerce, if we are not successful in marketing our product through our website, our business, financial condition and future prospects would be materially adversely affected.

5. OUR FUTURE INABILITY TO CULTIVATE RELATIONSHIPS WITH GOLF OR SPORTS PRODUCT DEALERS, DISTRIBUTORS AND RETAILERS COULD ADVERSELY AFFECT OUR ABILITY TO BE SUCCESSFUL. In addition to marketing our product on the internet and through our website, our business plan also includes an effort to cultivate relationships with golf or sports product dealers, distributors, and retailers, persons who would be able to market our product through their own specialty websites, in retail stores, or through their own marketing techniques and avenues. Though we believe that this will take time, our failure to establish relationships with these people, including sporting goods stores or chains, will likely have an adverse effect on our ability to become successful.

6. LACK OF RESOURCES NECESSARY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS EVERYWHERE IN THE WORLD/ THE FUTURE LOSS OF THE RIGHT TO USE OUR STATE AND FEDERAL TRADEMARKS, TRADENAMES AND SERVICE MARKS WOULD LIKELY MATERIALLY ADVERSELY AFFECT US. We are susceptible to others imitating our product or infringing on our federal and state tradename and trademarks. We may not be able to adequately or successfully protect our intellectual property rights, upon which we depend for name recognition, among other things. Recently, we received notice from the U.S. Patent and Trademark Office that our federal trademark/tradename application for use of the phrase "SWING-CHANNEL" will be issued and that we will soon be granted a registered federal trademark. Having said this, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Imitation of our product or infringement of our intellectual property rights could diminish the marketability or value of our product or otherwise adversely affect any future revenues we may have because potential customers and buyers of our products may become confused over brand identity. In this regard, August 7, 2006, was also the deadline to file for any foreign patents. This is because that date is within one year of the date our licensor filed for a U.S. utility patent. Due to expense, our licensor has chosen NOT to file for a foreign patent.

7. OUR SOLE OFFICER AND DIRECTOR AND MAJORITY STOCKHOLDER HAS ONLY AGREED TO ADVANCE US FUNDS TO MAINTAIN OUR REPORTING OBLIGATIONS OVER THE NEXT TWO (2) YEARS. Our sole officer and director and majority stockholder has agreed to advance us sufficient funds to fulfill and maintain our reporting obligations with the Securities and Exchange Commission ("SEC") for at least the next two
(2) years. We consider this a legal obligation of his because we are relying on it. At the expiration of two years from now and assuming that we are not self-sustaining by that time, management will have to make a determination as to how and in what form we intend to continue, if we will. Accordingly, no predictions or other estimates, at this time, can be made beyond the next two years.

8. THE LOSS OF OUR SOLE OFFICER AND DIRECTOR WOULD, AT THIS TIME, MATERIALLY ADVERSELY AFFECT US. At present, we are wholly dependent upon the personal efforts and abilities of our sole officer and director and majority stockholder, a person who exercises control over our day-to-day affairs. As set forth immediately above and as disclosed further below, we are also reliant on this same individual to financially carry us through the next two
(2) years in our reporting obligations. Though this individual has not signed a written agreement that contractually binds him to advance funds to Easy Golf, he has represented that he will do so and we are relying on this representation and therefore, we consider it a legal obligation. Considering the fact that our sole officer and director has advanced several thousand dollars to date for the purpose of advertising, we have every reason to believe that he will continue to advance us sums to continue in our reporting obligations.

Not only because he has agreed to advance us the money to maintain our reporting status with the Commission over at least the next 2 years but we are also highly dependent upon our officer, director and majority shareholder to carry out our business plan. If something were to happen to him, we do not at this time know who would take over our day-to-day operations, which mainly consist of arranging and monitoring our on-line advertising campaigns, monitoring our website on a daily basis for orders, making sure that mat-making material is available and on-hand to manufacture our product, and paying our bills as they become due. With regard to this individual's business experience, background and employment history, reference is made to Part 9,
Item III below titled "Directors and Executive Officers, Promoters and Control Persons."

9. OUR SOLE OFFICER AND DIRECTOR WILL BE DEVOTING LIMITED TIME TOWARDS OUR BUSINESS AND AFFAIRS EVEN THOUGH OUR PRODUCT CAN BE PURCHASED ON-LINE 24 HOURS A DAY, 7 DAYS A WEEK. Our current sole office and director, namely, Mr. J. Michael Coombs, has other full time employment as more particularly disclosed in Part 9, Item III of this document. As a consequence, he can only devote a limited amount of time to our affairs and us. At the same time, since we are marketing a product on the Internet, extra time and energy on the part of Mr. Coombs is not necessary. In an effort to quantify this last statement, Mr. Coombs estimates that he intends to devote between 1% and 10% of his time and energy to the business and affairs of Easy Golf. We believe that this may be as many as 5 to 10 hours per week. Mr. Coombs's efforts will concentrate on monitoring our website for sales, a website hosted by Yahoo!, communicating orders to those responsible for shipping our product, arranging and monitoring our advertising campaigns when we have them, and keeping track of our financial books and records. Since we have a product that has been tested and which has only recently been ready to sell in interstate commerce, our officer and director's efforts will primarily concentrate on marketing and advertising. Much of the time spent will also depend upon how our business plan unfolds and the sales that we make, something that cannot be predicted with any certainty at this time.

10. HIGH LIKELIYHOOD THAT DIVIDENDS WILL NOT BE DECLARED AT ANY TIME IN THE FUTURE. Holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for that purpose. To date, we have no funds available for such purpose. In addition, we have not historically paid any cash dividends nor is it likely that we will. Even if we were able to do so, the Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, to spend on Internet advertising.

11. RISK THAT A TRADING MARKET FOR OUR COMMON STOCK MAY NEVER DEVELOP OR THAT IF IT DOES, THAT IT WOULD BE SUBJECT TO WIDE FLUCTUATIONS OR OTHERWISE BE ILLIQUID. Though a market for our stock did exist in the 1980's, no public market presently exists for our common capital stock. At such time as we have filed this Annual Report on Form 10-KSB on Edgar, we intend to apply, through a registered and licensed securities broker-dealer, to the Over-the-Counter Bulletin Board (OTCBB) for a stock trading symbol. If and when this occurs and assuming that we do indeed obtain such a symbol, management believes that the market price for shares of our common stock may be volatile and otherwise trade at a large spread between the bid and asked prices.

Though our stock is not yet trading, stock markets generally experience extreme price and volume fluctuations that can, and do, greatly affect the stock trading of "small capital" or Penny Stock companies such as Easy Golf. These fluctuations can be unrelated to the operating performance of the company itself. Further, economic and political conditions may adversely affect the market price of a company's common stock. Reference is made to Part II, Item 5 below titled "Market for Common Equity and Related Stockholder Matters."

12. RISKS OF PENNY STOCKS GENERALLY/BROKER-DEALER REQUIREMENTS INVOLVING PENNY STOCKS MAY AFFECT TRADING AND LIQUIDITY. Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Exchange Act Rule 3a51-1. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. See the following risk factor in the Risk Factor immediately below.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;
(ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with the foregoing requirements may make it more difficult for investors in our stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

13. POTENTIAL FUTURE STOCK ISSUANCES; DILUTION. It is not now known what other stock or debt instrument issuances, if any, we might find advisable or otherwise be required to undertake in the future, issuances that would substantially dilute existing shareholders. Other than as may be necessary to obtain additional funding or capital for advertising or other promotional purposes, we have no plans or intentions, at the present time, to issue any more stock. See Part II, Item 6 below titled "Management's Discussion and Analysis or Plan of Operation."

14. CURRENT INABILITY TO REPAY EXISTING DEBT TO OUR OFFICER, DIRECTOR AND MAJORITY SHAREHOLDER. As of the date of this Annual Report on Form 10-KSB, Easy Golf has long-term debt to our only officer, director and majority stockholder of over $23,000 on which no interest accrues. This money is an "advance" from this individual and will only be repaid if funds are ever available for such purpose. At the same time, we have no history of significant sales or income from which decisions about our ability to re-pay this debt can be based.

15. DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Because we have just commenced operations, there exists substantial doubt concerning our ability to continue as a going concern. This doubt is shared by our independent auditors who have also expressed doubt about our ability to continue as a going concern. See Part II, Item 7 below. Our product is now fully developed and ready for sale and therefore, our continuation as a going concern is dependent upon generating golf mat sales.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History and Background of the Company
-------------------------------------

Easy Golf Corporation ("Easy Golf," "Company," "we," or "us") was incorporated in the State of Utah on July 16, 1981 as Thrust Resources, Inc., with 100 million shares authorized, having a par value of $0.001 per share. On August 19, 1982, the Company's authorized number of shares was increased to 500 million and the par value was changed to $0.0001. On September 16, 1983, the Company changed its name to "Thrust Ventures, Inc." The Company did a public offering of its securities on federal Form S-18 and thereafter, on November 7, 1983, it raised several hundred thousand dollars. After that period and throughout the 1980's, our stock traded on the over-the-counter market and in the Pink Sheets.

During March 1987, still having the large majority of the cash that it had raised in a public offering years before, the Company did a merger transaction with certain biology and chemistry professors employed by Johns Hopkins University in Baltimore, Maryland. In doing so, the Company changed its name to "Bio-Thrust, Inc." ("Bio-Thrust"). This transaction was undertaken in order to finance a project to extract the anti-occident chemical compound allegedly found in cruciferous vegetables, such as broccoli, cauliflower and the mustard plant. After isolating the compound, the project further involved a plan to obtain a chemical patent on the chemical anti-carcinogenic component so isolated in cruciferous vegetables. The Company's capitalization didn't change in this transaction, nor was there a reverse split of our shares.

Between 1987 and 1990, the Company, as Bio-Thrust, spent all its cash, liquid assets and ceased operations. This was due to the fact that by the time Bio-Thrust had isolated the chemical component and was ready to file for a chemical patent, it discovered that the large French drug company, Rhone-Poulenc, had "beaten them to the punch" and had already patented the same chemical component or compound found in cruciferous vegetables. In 1991, the Utah Division of Corporations first suspended and then later dissolved the Company. Between then and 2004, the Company was defunct and had no operations. In the summer of 2001, Mr. J. Michael Coombs became an officer and director and otherwise assumed control of us. As a result, or as part, of this change of control event, Mr. Coombs did not acquire any shares.

On April 2, 2004, a new Utah corporation with the name "Bio-Thrust, Inc." was formed. Its officers and directors were Mr. Coombs, his wife, Dorothy Coombs, and Mr. George J. Cayias, all Utah residents. Pursuant to Section 368(a)(1)(F) of the Internal Revenue Code and also, by means of a court proceeding, the original, defunct Bio-Thrust and the new Bio-Thrust were merged, with the new entity being the survivor. The directors of the newly formed Bio-Thrust remained on our board. Our capitalization was reduced from 500 million common shares to 150 million. Our par value of $0.0001 was left unchanged. Immediately after the court-approved transaction, Bio-Thrust had 7,210,410 common capital shares issued and outstanding.

On February 17, 2005, prior to entering into the License Agreement referred to below, the Company formed a wholly owned Nevada subsidiary known as Easy Golf Corporation ("Easy Golf"). Our Nevada subsidiary was capitalized with 50 million common capital shares authorized, having a par value of $0.001 per share.

On March 10, 2005, we entered into an Exclusive Patent, Trademark and Tradename Licensing Agreement ("License Agreement") in which we acquired the exclusive right to manufacture, sell and exploit, in any lawful way, a proprietary golf improvement product known as "The Swing-Channel TM Golf Mat," and related intellectual property. See "Description of Property" section below. In exchange for these rights, we issued the Licensor, namely, Mr. J. Michael Coombs, our current and only director and officer, 35 million shares of our common capital stock valued at $4,650 or $0.0001329 per share. See again, "Description of Property" section below. A copy of this agreement is attached hereto as Exhibit 10.1. In addition to the stock Mr. Coombs was issued, we are also obligated to pay the Licensor a royalty of 5% of net profits on all sales of the product. Adding in shares that Mr. Coombs had purchased himself in the open market in the 1980's, this stock issuance has resulted in giving Mr. Coombs an 84% interest in us. See Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management." Even though this transaction was approved by the unanimous written consent of Bio-Thrust's board of directors, this was NOT an arms length transaction. The board of directors of Bio-Thrust valued the shares issued to Mr. Coombs at $0.0001329 per share. This figure was arrived at based on the amount of out-of-pocket, cash that Mr. Coombs had spent developing, modifying and testing the invention, including the production and testing of several prototypes. No credit was given for any commercial value the product might have other than the hard, out of pocket cost of the design and development of "The Swing-Channel TM Golf Mat," costs that include all attendant intellectual property rights acquired or obtained by Mr. Coombs, namely, the various state and federal tradenames, trademarks and service marks that he had applied for, some of which have been issued. See again "Description of Property" section below.

Mr. Coombs had previously retained a patent lawyer to represent him personally and on August 5, 2005, his counsel filed a utility patent with the U.S. Patent and Trademark Office in which Mr. Coombs is listed as inventor of "The Swing-Channel TM Golf Mat." Applying for this utility patent has cost Mr. Coombs $6,976.15 in personal legal fees, all of which has been run through our bank account solely in order to keep track of and document the total costs involved in obtaining such intellectual property rights to the product. It is noteworthy that under the License Agreement, Mr. Coombs is obligated to pay for all patent lawyer fees and expenses incurred in filing for and obtaining a utility patent on the product. In other words, since Mr. Coombs will own the patent, if it is issued, he and he alone should be the one to pay for it, not us. As stated above, under the License Agreement, we are NOT obligated in any event to reimburse Mr. Coombs for legal fees and expenses incurred by him in connection with his obtaining of a utility patent.

On April 11, 2005, a month after we had entered into the License Agreement, Easy Golf, our wholly owned subsidiary, and Bio-Thrust entered into a Plan and Agreement of Merger ("Plan and Agreement"), the purpose of which was to change our domicile to Nevada and also, to also change our name from Bio-Thrust, Inc., to "Easy Golf Corporation." The transaction contemplated Easy Golf Corporation, a Nevada corporation, being the survivor in the merger. Legally, this transaction was undertaken in accordance with Rule 145 of the General Rules and Regulations of the Securities and Exchange Commission and also
Section 368(a)(1)(F) of the Internal Revenue Code. The transaction also provided for a 12-for-1 reverse split of Bio-Thrust's shares. A majority of the shareholders of Bio-Thrust consented to the transaction in writing and all the shareholders of Easy Golf (there being but one, its parent corporation) voted in favor of the Plan and Agreement. After this, Articles of Merger were filed with the States of Nevada and Utah. On April 12, 2005, at least 10 days prior to the effective date of the merger and change of domicile transaction, we sent out a letter to our shareholders advising them of the resurrection or revival of the Company, our forthcoming or proposed merger with our subsidiary, Easy Golf Corporation, a Nevada corporation, the designated survivor, our proposed change of domicile, and the proposed 12-for-1 reverse-split. In that notice or letter, we advised the shareholders of their right to assert dissenters' rights of appraisal. None asserted any such right. Accordingly, the Articles of Merger were filed with and stamped by the Nevada Secretary of State. On April 22, 2005, the Utah Division of Corporations was the last state to stamp the Articles of Merger. Accordingly, that is the date that the merger and change of domicile transaction became legally effective as a matter of law.

Nevada law allows for only one officer and director. Accordingly, as part of the Plan and Agreement mentioned above and for the sake of ease of operation, Mr. Coombs became, and remains, Easy Golf, the survivor's only officer and director.

Because Bio-Thrust had 42,210,410 shares issued and outstanding before the April 22, 2005, reverse split, and taking into consideration the rounding up of all fractional shares to the next nearest share, all as provided in the Plan and Agreement of Merger, the reverse split resulted in a total of 3,506,428 shares issued and outstanding. This figure includes canceling 11,250 shares mistakenly overissued by our transfer agent to the Licensor in the License Agreement on March 10, 2005. In other words, 42,210,410 divided by 12, less 11,250 and the rounding up fractional shares to the next highest number of shares equals 3,506,428 shares. As of the date of this Annual Report on Form 10-KSB, there remain 3,506,428 shares issued and outstanding. No other or additional shares have been issued to anyone for any reason since the March 10, 2005, License Agreement and in fact, other than this one issuance of shares as License Agreement consideration, no stock has been issued to anyone since the 1980's or for perhaps 20 years.

Our transfer agent is Fidelity Transfer Company ("Fidelity") located at 1800 South West Temple, Suite 301, Salt Lake City, Utah 84115. Its phone number is 801-484-7222.

As of the date of this document, we have 267 shareholders of record.

Our current president, Mr. Coombs, has been an officer and director of us for over 4 years or since the summer of 2001. As a result of the March 10, 2005, Licensing Agreement mentioned above, properties that Mr. Coombs obtained, acquired and/or created and perfected himself, and as a further result of the 41,667 shares that Mr. Coombs had already owned since the early 1980's, Mr. Coombs is our major and controlling shareholder, directly owning approximately 84% of our now issued and outstanding common shares. See Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management."

We have never been involved in any bankruptcy or insolvency proceeding of any kind and none of our officers and directors has been involved, directly or indirectly, in any bankruptcy or similar proceeding. Neither we nor any officer or director is involved in any pending litigation, nor is any litigation involving us or any officer or director threatened.

As of our fiscal year end, we have had just less than $200 in gross revenues. This is not too surprising, considering that we launched our website when the traditional golf season was over and most golfers had put their clubs away for the winter, and, now that we have a product and a means of selling the same, we expect to incur substantial advertising expenses in implementing our business plan. Management cannot predict whether we will be profitable even if we believe there is a large market for our product. As of June 30, 2006, we had a net working capital deficiency or a deficit accumulated from April 2, 2004, the initiation of the development stage, through June 30, 2006, of $20,344. At the same time, we have no form of financial commitment for the funding of our business plan other than an express intention communicated from current officers and directors to advance us sufficient funds over the next two years to keep us current in our reporting obligations. Having said this, Mr. Coombs has already advanced us several thousand dollars to pay for limited Google AdWords, Yahoo! Search Marketing, Website Pros (Discover Card), and Ebay advertising or auction expenses. That is to say, our sole officer and director is legally obligated and otherwise contractually bound to advance funds to us to maintain and continue our reporting obligations over the ensuing two years but, even though he has done so, he has not agreed to advance us funds for advertising on the Internet. He has done so voluntarily. We consider his commitment to keep us current in our reporting obligations a legal obligation of his, as does he, even though we have no written agreement to this effect. We do not have a written agreement with him to this effect because we believe that he has enough shares and if we were to do so, such an agreement might require giving Mr. Coombs additional shares in the event that we default on our obligation to him, something that neither of us believes is necessary.

Even though we have a product for sale for which there is undoubtedly a large market, because of the start-up nature of our business, there exists substantial doubt regarding our ability to continue as a going concern, a view shared by our independent auditors. See Part II, Item 7 below; see also Risk Factor No. 15 above. No assurance can be given that we will become successful or that we will generate enough capital from sales to continue to finance our existing internet advertising campaigns, let alone undertake new advertising campaigns such as advertising in Golf Digest, the premier or leading national golf magazine with 1.6 million golfer/subscribers (ads in the form of "want ads" that cost at least $48 per word or $500 per ad), or, for that matter, that we will generate the earnings sufficient to pay for production of an infomercial that we could further pay to run on the Golf [Television] Channel featured on Cable TV, DirectTV and Dish Network. In this regard, reference is made to our "Plan of Operation" section below.

Current Status of the Company
-----------------------------

We have no subsidiaries or property other than our License Agreement and we are not involved in any joint venture with any other party. Other than our License Agreement and the money we have been advanced by our only officer and director, we are not currently involved in any contract with any other person or entity. We do have an oral agreement with Robison Distributing Co., Inc., a carpet wholesaler in Salt Lake City, Utah, that if we buy our materials from them necessary to make our product, namely, the Athletic Sports Turf and the rubber tees or barricades, Robison Distributing will ship our product from their warehouse and offices. In this regard, we have set up an account with Federal Express Ground in which, once an order is processed, they will pick up product from Robison Distributing for shipment.

Though we have exclusive rights to manufacture and market the patent pending Swing-Channel TM Golf Mat, along with related intellectual property, we hold no patents or trademarks ourselves.

As set forth in our balance sheet in Part II, Item 7 below, Easy Golf, as of June 30, 2006, had $56 in cash in our checking account and approximately $3,430 worth of material on hand or in inventory with which to make golf mats, each of which has a current or suggested retail price of $79.95. See our website, www.easygolf.biz or www.swingchannelgolf.com, where our mat is offered for sale. We have impaired the cost of our specialty golf mat and assigned no value to the Exclusive Licensing Agreement. See Part II, Item 7 below. As of the date of this Annual Report on Form 10-KSB, we have approximately $45 in our checking account.

We are not presently involved in any negotiations to undertake any type of merger, reorganization, joint venture or business combination transaction of any sort. No agreement has been reached with any broker-dealer to make a submission to the National Association of Securities Dealers, Inc. (NASD) for the purpose of becoming quoted on the OTC Bulletin Board and no assurance can be given that this or any of our other plans or proposals can be accomplished.

Currently, our only officer and director is Mr. J. Michael Coombs, a Utah resident. He is also our largest stockholder, having direct control of over 2,905,417 "restricted" and 41,667 "control" shares, or a total of 2,947,084 shares, a number of shares that together represent approximately 84% of our currently issued and outstanding shares. See Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management."

We maintain executive offices or facilities at the office of our president located at 3098 South Highland Drive, Suite 323, Salt Lake City, Utah 84106-6001. We do not pay rent for these office facilities because their use is only nominal. We manufacture and assemble our golf mat product at the warehouse of a carpet wholesale dealer known as Robison Distributing Company, Inc., located at 1920 South 300 West, Salt Lake City, Utah 84115. In December 2005, we obtained a products liability insurance policy.

Government Regulation/Collection or Payment of Sales Taxes
----------------------------------------------------------

Other than state and federal securities laws and possible internet fraud or consumer fraud statutes that various states have enacted, we are not aware of any particular state or federal regulations that affect or impact our business.

With respect to the collection of sales taxes, we are informed by the Utah State Tax Commission that since we maintain an office in Utah (even though we are a Nevada corporation), we must collect sales taxes from all Utah residents who buy our product. We have obtained a Utah sales tax number for this purpose. Because we do not maintain a physical office in any other jurisdiction, we do not have to collect sales taxes in or for any other jurisdiction. The only exception is Nevada, where we are incorporated. For this purpose, we also have a Nevada sales tax number and we file quarterly reports with the Nevada Department of Taxation and Revenue. According to the Utah State Tax Commission, persons who buy our product outside of the State of Utah are supposed to pay a "use tax" to their own respective state taxing authority. Collecting sales or use taxes outside of the state of Utah and Nevada is therefore not our responsibility. Were we to open an office of some kind in another state in addition to Utah and Nevada, we would be required to collect sales taxes from purchasers of our product who reside in that state. At present, we only maintain an office in the State of Utah and technically, by virtue of our state of incorporation, we maintain an office in the State of Nevada.

Competition
-----------

According to the National Golf Foundation (NGF), an independent industry research firm whose website address is www.ngf.org/cgi/home.asp, the aggregate size of the U.S. golf market was estimated at $24.3 billion in 2002, a figure which included spending on greens fees, equipment and accessories, not to mention food and beverages. Golf clubs, balls, bags, gloves and footwear represented $4.7 billion of this total. We have no way of estimating the total golf market that our specialty product serves but based on the NGF's numbers, we believe it is substantial.

Because the overall golf market is enormous, the market for golf training aids is hugely competitive. One can view our general competition by going to www.ebay.com, clicking on "sports," then "golf" then either "swing trainers" or "mats, nets and cages," subcategories provided by Ebay under the general category of "golf." These competitors sell and auction off golf swing instruction aid devices and products priced as high as $159 each. Our product, by contrast, is currently offered on our website at $79.95, plus shipping and handling. A variety of other golf training aids are auctioned or offered on Ebay for less.

There is no shortage of products offered to "improve" a person's golf swing or golf game. Two fairly new products are "The Inside Approach" that is sponsored by Jack Nicklaus and which sells, on-line, for $99 (a figure not including shipping and handling). See www.insideapproach.com or www.asseenontvnetwork.com/vcc/sowerwinegolf/insideapproach/133419/. Another competitor is "The Vision Track Swing Training Device" (www.visiongolf.com), which also sells for approximately $99, a figure similarly excluding shipping and handling. A third and highly publicized and successful competitor is "The Medicus" (www.medicus.com or www.medicus2.com). It originally sold for $199 but now is offered on-line for as much as $159, a figure also excluding shipping and handling.

We believe that our product is unique because it specifically holds itself out as teaching a person to hit a golf ball straight. Other than Dalton McCrary's Straight Shooting Golf video ($16, plus shipping and handling) which one can find by doing a Google or Yahoo! search, our product is the only product one will likely find advertised on Google, Yahoo! or Ebay, for that matter, that is specifically designed to teach a person to hit a golf ball straight. At the same time, if one types in "hitting a golf ball straight" or a similar phrase in Google, one will find another product offered for sale on-line that is designed to help a person hit a golf ball straight. It can be found at www.golferfmind.com. Contrary to what one might expect, it turns out that this product is a set of psychology and self-hypnosis books that sell for $49.95, plus $8 shipping and handling. Neither this set of books nor Mr. McCrary's video is an instruction or training device like our Swing-Channel TM Golf Mat. Accordingly, one could argue that these two products are our only competitors, at least when it comes to a product which holds itself out as a means of teaching a person to hit a golf ball straight. One could also argue that these two products are different enough from our product that we in fact have no competition but, just looking at the myriad golf training aid products offered on Google, Yahoo! and Ebay, this is an unrealistic position or contention to make. Golf Galaxy (www.golfgalaxy.com) is a large retail golf store chain, perhaps the largest in the United States, which, in addition to its several retail stores around the country, offers and sells a large variety of golf products on-line. In looking at its website, we do not see a product exactly like ours offered for sale. Other known magazines and websites which only offer and sell golf accessory products are Edwin Watts Golf, www.edwinwattsgolf.com, and another called The Golfsmith, www.golfsmith.com.

Employees
---------

We have no employees and do not anticipate having to hire any employees other than possibly for part time clerical help or in the event that sales increase or take off so dramatically and rapidly that our carpet wholesaler cannot assist us in manufacturing our product. Since this is not foreseeable, we have no immediate plans to retain employees until such time as our business plans warrant or justify the expense. We may find it necessary to periodically hire part-time clerical help on an as-needed basis, though we have no plans to do so at this time.

Facilities
----------

We are currently using as our principal place of business the office address of our president, Mr. Coombs, located in Salt Lake City, Utah. We have no written agreement and pay no rent for the use of this facility. Even if we had the capital, because we are an eCommerce business, we have no current need or plans to secure commercial office space from which to conduct our business.

ITEM 2. DESCRIPTION OF PROPERTY.

The Patent Pending "Swing-Channel TM Golf Mat" and Related Properties
-------------------------------------------------------------------

We are party to an Exclusive Patent, Tradename and Trademark License Agreement ("License Agreement") that allows us to market the patent pending "Swing-Channel TM Golf Mat" and all attendant intellectual properties associated with it. This license is exclusive which means that we have exclusive control over the properties subject of the license and our Licensor is strictly prohibited from negotiating or dealing with anyone else to similarly or separately market the same products and properties covered thereby.

Summary of Our Exclusive License Agreement
------------------------------------------

The following is a summary of our March 10, 2005, License Agreement and which identifies the rights and interests licensed or assigned to us. For more specific information, reference is made to a full copy of the Agreement attached to this Annual Report as Ex. 10.1.

In exchange for the issuance of what amounted to 2,905,417 post-merger "restricted shares," Mr. Coombs, the Licensor under the License Agreement, has conveyed exclusive manufacturing and marketing rights in and to a variety of intellectual and other property rights, most importantly, the patent pending "Swing-Channel TM Golf Mat" that he invented. In exchange for this assignment and Mr. Coombs's signing of an Investment Letter, we were obligated to issue him "restricted" shares (which we have done) and we are also obligated in the future to pay him a royalty of 5% of our net profits resulting from the sale of the product. Because we have had negligible earnings to date, we have not paid our Licensor any royalties.

In August 2005, our Licensor applied for Letters Patent with the U.S. Patent and Trademark Office in Washington, D.C., though his individual patent counsel. Filing for this utility patent has cost Mr. Coombs just under $7,000, money that, as disclosed above, was run through our corporate bank account so that the amount of money spent by Mr. Coombs in this regard could be easily documented and otherwise known by us in order to further justify the substantial stock issuance we have made to him. The cost of getting a patent issued is, under the License Agreement, Mr. Coombs's sole obligation, not ours. Therefore, what additional costs are necessary to be expended in the future for a utility patent to be issued and which may take as long as 1 or 2 years from now to be reviewed by the U.S. Patent and Trademark Office, shall be his obligation, not ours. At the same time, if the utility patent application for The Swing-Channel TM Golf Mat is denied, Mr. Coombs has the option of seeking or obtaining a less valuable patent, that is, what is called a "design patent." If so, that is, if his utility patent application is denied, the costs and expenses of ultimately getting a design patent issued shall similarly be his obligation, not ours. Mr. Coombs has not applied for any foreign patents. The exclusive right to manufacture and market The Swing-Channel TM Golf Mat, whether Letters Patent ultimately issue or not, has been assigned or conveyed to us in the License Agreement.

On October 4, 2004, Mr. Coombs registered the name "Easy Golf" as "dba" of himself in the State of Utah with the Utah Department of Commerce and Commercial Code, Entity No. 5743928-0151. This "dba" has been licensed to us in the License Agreement.

In the fall of 2004, Mr. Coombs applied, in the State of Utah, for ownership of the Utah trademark "Easy Golf," Registration No. 5758081-0190. On November 4, 2004, over a year ago, the Utah trademark/service mark "Easy Golf" was issued to Mr. Coombs. This property has also been licensed to us in the License Agreement.

On September 8, 2004, Serial Number 78480447, Mr. Coombs, at his own expense, applied with the U.S. Patent and Trademark Office for the federal trademark and tradename "Easy Golf," in that in April 2004, approximately 5 months earlier, the exact same federal trademark and tradename, namely, "Easy Golf," had expired. While this property was also assigned to us under the License Agreement, Mr. Coombs received notice during September of 2005 of a conflict with the registered federal tradename or trademark "EZ Golfer." Because "EZ Golfer" involves golf training or instruction aids or products, Mr. Coombs's intellectual property counsel advised him not to spend the money to pursue a federal trademark or tradename of the name "Easy Golf." Accordingly, on advice of counsel and in response to the U.S. Patent and Trademark Office's notice to him, we and Mr. Coombs determined to abandon our claim to the federal trademark or tradename "Easy Golf." We do not believe this is significant because we do have a Nevada corporation with the name "Easy Golf Corporation," and also, we note that there are no other companies currently filing regular reports with the Securities and Exchange Commission that have a similar name. We therefore do not believe that our failure or other inability to obtain the federal trademark or tradename "Easy Golf" is likely to result in any product or other confusion, particularly when The Swing-Channel TM Golf Mat does not have the name "easy golf" in its description.

On March 1, 2005, Mr. Coombs, at his own expense, applied for the federal trademark and tradename "SWING-CHANNEL," Serial Number 78577944. The use of this name or mark was applied for in the context of golf improvement, training and instruction aids. During October 2005, we received notice that, in the opinion of the U.S. Patent and Trademark Office, there did not appear to be a conflict and therefore, we were notified that the applied-for trademark and tradename "SWING-CHANNEL" was scheduled to be published in the Official Gazette of the U.S. Patent and Trademark Office on November 28, 2005. During our third quarter ended March 31, 2006, we were advised by the U.S. Patent and Trademark Office that the publication period had gone by and that we were required to file a Statement of Use within 6 months, that is, a document evidencing our use of the "SWING-CHANNEL" phrase and designation in commerce. During our fourth quarter ended June 30, 2006, we filed a Statement of Use.
At the end of July, we received a "Notice of Acceptance of SOU" dated July 21, 2006, from the U.S. Patent and Trademark Office. That Notice states the following:

               The statement of use (SOU) filed for the trademark application identified below has been accepted. This acceptance means that the mark identified below is entitled to be registered. Accordingly, the registration will issue in due course barring any extraordinary circumstances.

               For further information, visit our website at: http//www.uspto.gov or call the
               Trademark Assistance Center at 1-800-786-
               9199.

               SERIAL NUMBER:      78577944
               MARK:               SWING-CHANNEL
               OWNER:         Coombs, John Michael

All rights in and to this federal trademark and tradename have been licensed to us in the License Agreement. At such time as we receive notice that our trademark or tradename has in fact been "registered," we will then be able to replace the little "TM" designation next to the phrase with another designation, namely, a capital "R" with a circle around it. This particular designation or mark gives notice to the world that our trademark or tradename has been "registered" with the U.S. Patent and Trademark Office.

Our Licensor has also copyrighted an instructional brochure titled "How to Use the Swing-Channel TM Golf Mat." This brochure is enclosed in the box with our shipped product, along with an additional sheet titled "How to Assemble The Swing-Channel TM Golf Mat." This 4-page instructional brochure on "How to Use the Swing-Channel TM Golf Mat," including the assembly instruction sheet, has also been licensed to us under the License Agreement.

Starting in March 2005, our Licensor outsourced and oversaw the construction of a website which is hosted by Yahoo! This website, whose address is www.easygolf.biz or www.swingchannelgolf.com is fully operational, including its shopping cart. See the discussion in our Plan of Operation below under the heading "Our Website." All rights to use, operate and modify this website as needed to successfully market our product are also licensed to us under the subject License Agreement.

Our Licensor owns and has reserved the following website domain names, www.easygolf.biz, www.swingchannelgolf.com, www.easyswinggolf.com, www.easyswinginggolf.com, www.straightswinginggolf.com, www.easyhittinggolf.com, www.straighthittinggolf.com, www.swing-channel.biz, www.swing-channel.com, and www.swingchannel.biz, all of which have been licensed to us under the License Agreement. Anyone who types in any such website address is automatically directed to www.easygolf.biz.

In sum, the License Agreement grants us, the Licensee, an exclusive right and license to manufacture, use, sell and/or otherwise commercially exploit, in any lawful manner, the Licensed Products (i.e., those various intellectual properties identified above in this section and otherwise subject of the Agreement) during the term of the Agreement.

The License Agreement also provides that if we make any improvements to "The Swing-Channel TM Golf Mat," they are owned by the Licensor. At present, we have not made any such improvements.

The License Agreement shall run to the end of the life of the last to expire of any licensed patents, unless sooner terminated as otherwise provided in the Agreement itself. The Agreement may also be terminated upon a breach of the Agreement by either the Licensor or Licensee, a breach that is not timely cured. In all other particulars, we believe the License Agreement otherwise contains the standard provisions typical of this type of agreement. For the exact language and specific provisions of the License Agreement, reference is made to Ex. 10.1.

As of the date of this Annual Report on Form 10-KSB, we have developed no new products or related golf instruction aids or devices. Instead, we are concentrating on selling our one product for which we believe there is a large and substantial market, particularly considering that every golfer wants to hit a golf ball straight.

Executive Offices
-----------------

As stated elsewhere herein, our executive offices are located c/o Mabey & Coombs, L.C., at 3098 South Highland Drive, Suite 323, Salt Lake City, Utah 84106-6001. Our telephone number is 801-467-2021 and our fax number is 801-467-3256. This is also the business office address of our corporate president. We pay no rent for the use of this address or facility. We do not believe that we will need to maintain any other or additional office at any time or in the foreseeable future in order to carry out our plan of operations described in this document. This is because our business is "on-line," meaning that the current facilities provided by our president are adequate to meet our needs until something occurs which requires either more or different office space. We do not foresee that in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

There are presently no pending legal proceedings to which the Company or any officer, director or major stockholder is a party or to which any of our licensing rights is subject and, to the best of our knowledge, information and belief, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.

We did not submit any report, proxy statement or information statement to security holders during the fiscal year.

We are subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and, in accordance therewith, we file reports and other information with the Commission. Reports and other information filed by the issuer with the Commission can be inspected and copied at the Commission's Public Reference Library in the Commission's own building located at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the Commission at prescribed rates. An interested person may also obtain information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Inasmuch as we are an electronic filer, and the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, an interested person may access this material electronically by means of the Commission's home page on the Internet at www.sec.gov.com. To facilitate such access for an interested person, our CIK number is 0001301838.

We have a website, which is www.easygolf.biz or www.swingchannelgolf.com, and if there is anything significant that a shareholder or investor should know, in addition to what we include in our periodic reports filed with the Commission, we will consider posting such information on our website.

                            Part II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

Market Information
------------------

Our common stock is not at this time traded, quoted or listed on any stock exchange, any NASDAQ Stock Market medium or the "Pink Sheets." There is currently no public market for our common stock and no market price data to report. We intend to seek and obtain inclusion on the OTC Bulletin Board in the future, but there can be no guarantee that our common stock will be included in this trading medium. Even if quotation on the OTC Bulletin Board is achieved, there is no assurance that our common stock will be actively traded. As a consequence, there can be no assurance, in any event, that there will be liquidity in our common stock.

Currently, there are 3,506,428 shares of our common capital stock issued and outstanding. As of the date of this Annual Report on Form 10-KSB, 559,344 of these shares, or approximately 16% of our issued and outstanding shares, may be sold without restriction. In fact, all such 559,344 shares have been issued and outstanding for as long as 20 years. These shares may be considered what constitutes "the float," that is, the number of shares that, if our stock were trading, could freely trade in interstate commerce. At present, our sole officer and director does NOT own or control any shares, directly or indirectly, that are not "restricted" or which do NOT bear a restrictive legend of some kind such as a "control person" legend. See Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management." As stated elsewhere in this document, we currently have no outstanding warrants, options, incentive stock option or employee compensation plans of any kind or nature. At the same time, and though there are currently no plans to do so, no assurance can be given that such derivative securities will not be issued in the future, particularly if there is a good business reason to do so.

We intend to make an application, through a registered broker-dealer, to the National Association of Securities Dealers, Inc. (NASD) for our shares to be quoted on the OTC Bulletin Board. Our application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 promulgated by the Commission under the Securities Exchange Act of 1934, as amended ("'34 Act"). Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service. Except for the decision to apply to the OTC Bulletin Board, there are NO plans, proposals, arrangements or understandings with any person, including any securities broker-dealer or anyone associated with a broker-dealer, concerning the development of a trading market in our common capital stock. Moreover, we have had NO discussions with anyone, to date, in this regard.

Holders
-------

According to our stock transfer agent, Fidelity Transfer Company, as of the date of this Annual Report on Form 10-KSB, there are 267 holders of record of our common capital stock. Because no shares have been issued in the last 20 years other than the shares issued pursuant to our License Agreement on March 10, 2005, these persons have been our shareholders for over 20 years.

Dividends and Dividend Policy
-----------------------------

We have not declared or paid cash dividends or made distributions in the past and we do not anticipate that we will pay cash dividends or make distributions to shareholders in the foreseeable future. We currently intend to retain and invest future earnings, if any, to finance our operations and undertake advertising. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. There can be no assurance that any dividends on common stock will be paid in the future and at this point, we believe the payment of any dividends would be extremely unlikely.

Description of Securities
-------------------------

Our authorized capital stock consists of 50,000,000 shares of common capital stock, $0.001 par value, of which 3,506,428 shares are considered issued and outstanding as of our fiscal year-end, June 30, 2006.

We have no preferred shares issued or authorized.

As of our June 30, 2006 year-end, including the date of this Annual Report, there are NO options, warrants, stock appreciation rights, or other rights of a similar nature outstanding which currently obligate us to issue any additional common stock to anyone.

Our common stock is considered a "penny stock" because it meets, or would meet, if and when it trades, one or more of the definitions in Commission Rule 3a51-1 of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

Potential investors in our common stock are urged to obtain and read such disclosures carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements.

Compliance with the foregoing requirements may make it more difficult for investors in our stock to not only buy but to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Common Capital Stock
--------------------

The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. In addition, such holders are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available for such purpose. In the event of dissolution, liquidation or winding-up, the holders of common stock are entitled to share ratably in all assets remaining after satisfaction of all our liabilities, subject, of course, to the prior distribution rights of any preferred stock that may be outstanding at that time. The holders of common stock do not have cumulative voting rights or preemptive or other rights to acquire or subscribe for additional, unissued or treasury shares, which means that the holders of more than 50% of such outstanding shares voting at an election of directors can elect all the directors on the board of directors if they so choose and, in such event, the holders of the remaining shares will not be able to elect any of the directors.

Preemptive Rights, Cumulative Voting and Control
------------------------------------------------

Under Nevada law, if a corporation does not expressly allow, in its Articles, for preemptive rights, no such rights are authorized. When we re-incorporated in Nevada, our Articles did not expressly provide for any such rights. That is to say, no shareholder has the right to acquire stock from us on any set of terms before that same stock is offered to another person. This is the definition of "preemptive rights." In addition, as set forth in the previous paragraph, cumulative voting in electing directors is similarly not authorized by our Articles of Incorporation. Accordingly, the holder(s) of a majority of our outstanding shares, present in person or by proxy, will be able to elect all of directors at a meeting called for such purpose.

Liquidation Rights
------------------

In the event of liquidation, dissolution or a winding up of us or our affairs, holders of common stock would be entitled to receive pro rata all of our remaining assets that are available and distributable to the shareholders after first satisfying claims of creditors and anyone else having rights that are superior to those of the common stockholders.

Stock Transfer Agent
--------------------

Fidelity Transfer Company ("Fidelity") is our stock transfer agent and has served as such since our initial public offering in 1983. Fidelity is located at 1800 South West Temple, Suite 301, Salt Lake City, Utah 84115. Its phone number is 801-484-7222 and its fax number is 801-466-4122.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a start-up, internet-based eCommerce company that offers and sells a specialty golf training aid known as "The Swing-Channel TM Golf Mat." This product is designed and holds itself out as a device to teach a person to hit a golf ball straight. Our website is www.easygolf.biz or www.swingchannelgolf.com and it is hosted by Yahoo! We have only recently perfected our product so that it is suitable for offer and sale. Since we only began offering our product for sale on the Internet at the end of last year when the golf season was over, we have only generated or realized approximately $285 in total revenues to date. This is in spite of the fact that we average over 100 hits a day on our website. As set forth further below, we have changed our business plan over the last 6 months to focus on finding internet golf distributors who will offer and sell our mat on their respective websites and for whom we will "drop ship" our product to their buyers directly. This is known as the "drop ship" business. During our fourth quarter ended June 30, we were able to locate and "sign up" one such distributor. Its website is www.sportstrainingaids.com and it currently offers our "Swing-Channel TM Golf Mat" for sale. As of this date, it has not sold any Mats by or on our behalf.

Selected Financial Data
-----------------------

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful. Reference is made to our audited financial statements included in
Part II, Item 7 hereof.

Since our emergence from some-15 years of dormancy, we have incurred accounting costs and other expenses and fees in connection with reactivating ourselves and becoming a reporting company with the Securities and Exchange Commission. Since our re-emergence from dormancy on April 2, 2005, and excluding the $6,976.15 in patent attorney's fees incurred by our officer and director in his individual capacity, amounts that we ran through our books and records for tracking purposes and convenience, we have incurred total expenses as of June 30, 2006 of over $23,000 and, as of June 30, 2006, we have a current liability to our auditors of approximately $6,000. Funding of these and other expenses was from working capital provided by our only officer and director, namely, Mr. Coombs, a person who, because of his 84% ownership interest in us, has an obvious vested interest in seeing us successfully market our product. As of the same date, namely, our fiscal year ended June 30, 2006, we had $55 in our checking account. As of the date of this Annual Report on Form 10-KSB, we have $45 in our checking account. Since the end of our fiscal year on June 30, 2006, we have incurred both "in-house" accounting and independent auditor fees as necessary to prepare this Report. The only other fees or costs we have incurred are Internet advertising expenses.

We advertised on Google AdWords for the last two weeks of October 2005 at a cost of approximately $300. This effort generated numerous hits on our website but no sales. We attribute this to the fact that the golf season was, by then, over. Between Thanksgiving and December 21, 2005, we advertised on Google AdWords, Yahoo! Search Marketing, Website Pros, an affiliate of Discover Card, and Ebay at a total cost of approximately $750, the funds for which were advanced by our officer and director. $179 of this cost was a one-time initiation fee with Yahoo! Search Marketing. These advertising efforts generated as many as 100 hits per day on our website but only 2 sales of our product. Because, after Christmas, the golf season was realistically over with throughout most of this nation, coupled with the Gulf Coast's hurricane problems, we decided not to continue advertising on the Internet after Christmas. From January 1, 2006 through March 31, 2006, that is our, third quarter, we did NO advertising other than through Website Pros, which is essentially a Yahoo! Yellow Pages listing service. Starting on April 1, 2006, the beginning of our fourth quarter, we began aggressively advertising on the Internet and also through Ebay. Currently, we are running a regular Ebay auction of our Mat. Since our year-end, we have sold one Mat on-line and generated gross income of $94.95.

Liquidity and Capital Requirements
----------------------------------

At June 30, 2006, we had $55 in our checking account. As of the date of this Annual Report on Form 10-KSB, we have $45 in our checking account. What we have in our checking or bank account at any given time is largely meaningless inasmuch as our working capital is, and has been, funded by personal advances from an officer and director. These advances do not require interest payments at the present time and, unless we become profitable, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. Mr. Coombs's loans are considered or designated as "advances," inasmuch as they do not bear interest. At present, there are no plans to charge interest. In the event we modify our oral agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable and could afford to pay interest. Though we have nothing definitive in writing with Mr. Coombs, we consider Mr. Coombs's obligation to advance us money to maintain our reporting obligations a legal obligation of his upon which both we and investors can rely.

We will be able to satisfy our cash requirements for not only the next 12 months but at least for the next two (2) years in that, provided our business plan is viable, our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within 2 years from now, we should be able to successfully carry out our business plan. Having said this, we are unable to guarantee that at the expiration of two years from now, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next 2 years, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond the next 2 years. If management does not desire to loan or advance us sufficient funds to continue beyond the next 2 years for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.

The amount of money necessary to implement and carry out our business plan over the next fiscal year is as follows: The cost of maintaining our website hosted by Yahoo! is currently $39.95 per quarter or $120 per year. Over the next year, and because we have the capability of generating our quarterly and annual reports "in-house," we have budgeted no money to be spent in this regard in legal fees. With respect to our annual "in-house" accounting and outside, independent auditor fees and costs, we have budgeted as much as $8,000. We are also budgeting Edgarization costs and fees of at least $200 per quarter and $500 for our annual report. In the normal course of business, we anticipate spending at least $1,000 per year on Edgarization costs and expenses. Finally, we have budgeted approximately $500 per year in annual transfer agent fees and costs; $300 of this figure is our annual stock transfer agent maintenance fee. Other transfer agent costs and fees will ordinarily be the obligation of each shareholder submitting his or her shares for transfer. Finally, in December 2005, we obtained a products liability insurance policy at a cost of approximately $915 per year. This policy comes up for renewal this-coming December 15. This means that we anticipate that at least $11,000 per year shall be necessary to satisfy our minimal cash requirements.

We currently have no sources of financing, including bank or private lending sources, or equity capital sources. For the time being, we do not require such sources. If we are able to generate the sale of an average of mere 16.66 mats per month, we would be able to pay for $1,000 of Internet advertising expenses each month. Since few know who we are and we and our product are both essentially unknown, we would like to think that we may be able to accomplish this goal over the next year, that is, once our name and our product get better known in the marketplace and some of our internet advertising takes hold.

Plan of Operation
-----------------

Our principal business plan has been to promote, market and sell our golf training aid product known as "The 'Swing-Channel' TM Golf Mat" initially on the Internet through our custom built website, which only became operational in October 2005. We have also learned that we can offer and sell our product through other sports and golf-related websites, namely, so-called "on-line distributors." We have one such distributor that we recently picked up, www.sportstrainingaids.com. As stated elsewhere herein, offering and selling product on the Internet through other Internet websites is called the "drop ship" business. See heading below titled "The 'Drop-Ship' Business." At such time as sales are significant enough, if they are, and if funds are available to design and pay for colored retail boxes, we will pursue marketing our product through retail sporting goods stores around the United States and Canada, possibly Great Britain. At this time, we lack the funds necessary to get our product carried in any retail sporting goods stores. This is explained further below.

Because ours is a new product and we are a start-up enterprise, the sporting goods industry in general and the golf industry in particular is totally unfamiliar, at this stage, with our product. Many products are available for years before they "catch on." For this reason, we believe it will take time for our product to "catch on" and for any significant or meaningful sales to occur, if they do.

Our Website
-----------

In mid-October 2005, our website was completed and became fully operational. We now maintain a custom website hosted by Yahoo! Merchant Solutions at a cost of $39.95 per month. The website address is: www.easygolf.biz or www.swingchannelgolf.com. Our hosting service is under Yahoo!'s Merchant Starter Program. Yahoo! Merchant Solutions offers three alternative website hosting services, each of which depends on the amount of gross sales in a month period that the merchant generates. The basic one, namely, the Merchant Starter Program, is for gross sales of under $11,000 per month. Yahoo! charges 1.5% per transaction for sales in this merchant category, a category in which we currently fit. The second category, called the Merchant Standard Program, is for between $11,000 and $80,000 in gross sales per month. On-line retailers in this category are charged 1% per transaction by Yahoo! The third Yahoo! hosting service category, called the Merchant Professional Program, is for companies generating over $80,000 in gross sales per month. In this host category Yahoo! charges 0.5% or half a percentage point per transaction. Accordingly, the more on-line sales one makes per month, the cheaper Yahoo! charges as a processing fee.

Processing Orders
-----------------

Our new website has an active and operational shopping cart that accepts American Express, Visa, MasterCard, Discover Card and other, less known credit cards. Charges are processed through Paymentech, which is part and parcel of the hosting service provided by Yahoo! Paymentech is a bank and credit card processing service owned by Chase Bank. When sales are made on-line, we are automatically notified by e-mail at contact@easygolf.biz. We then have 7 to 10 days to ship the product anywhere in the United States or Canada. Paymentech, within 24 to 48 hours of the moment the charge is processed and accepted, will directly deposit the revenue in our bank account maintained with Chase Bank in Salt Lake City. This service dispenses with processing credit cards ourselves and we believe more than justifies paying Yahoo! 1.5% per transaction.

Orders are processed by us as follows: When we receive an order, we accept that order through our Yahoo! merchant account. This act charges the buyer's credit card. Within 24 or 48 hours, we access our Easy Golf bank account on-line and see if the money for the order has hit the account. If it has, we then access our on-line account with Federal Express and print off a Federal Express Ground label. This label is then placed on a shipping box at the warehouse where we manufacture and ship our product. We also place our own return address label on the box which contains or is identified by the inscription "The Swing-Channel TM Golf Mat." This, among other things, is necessary in order to demonstrate to the U.S. Patent and Trademark Office that we are using the trademark or trade name "SWING-CHANNEL" TM in interstate commerce, thereby entitling us to this federal trademark and trade name. See

Item 2 of Part I above titled "Description of Property." After receipt of the funds in our bank account, we roll a mat up, face down, and put it in our custom made boxes. We also put 16 rubber tees or barricades in each box. Further, each order includes an instructional brochure that is approximately 4 pages (with drawings) and which further includes a one-page instruction sheet on how to put the Mat together (with a drawing). Once this is done, we call Federal Express Ground and no later than the following day, they will come to our warehouse and pick up the product for shipment. If we were to get enough orders, we would take the boxes directly to a Federal Express outlet for ground shipment.

Shipping and Handling
---------------------

We ship by Federal Express Ground in custom boxes made especially for us by a local company known as Packsize. The cost of these boxes will decrease depending upon the volume of boxes we ask Packsize to make for us. Currently the cost is over $2 per box. There are several other supplier sources for these boxes but we believe that Packsize is the best and the least expensive for our purposes. These custom boxes are 10 inches by 10 inches by 24 inches (a size that neither UPS nor Federal Express can provide) and our mat is rolled up inside, face down, with the other features and accessories necessary to the Mat enclosed. The $15 charge for shipping and handling includes approximately $10 for Federal Express Ground charges and $5 to us for handling and preparing the product for shipment. While United Parcel Service (UPS) is a featured service associated with Yahoo! and UPS shipping orders can be entered automatically through a Yahoo! order, Federal Express Ground is approximately $5 per box/mat cheaper than UPS to ship a box of our dimensions and weight (approx. 7.5 lbs.)

Inventory
---------

Currently, we have one roll of Athletic Sports Turf material in stock. This roll is 101 ft. by 12 ft. or 1,212 sq. ft. This roll cost us $2,420 and because our Mat is 24 inches by 52 inches, this is enough Athletic Sports
Turf material to make 138 mats. We have also inventoried several hundred rubber tees or barricades, all of myriad sizes, 16 of which are incorporated into, and shipped with, each mat. The several hundred rubber barricades we currently have in stock cost us $1,205. We purchased all of these materials through our carpet wholesaler, Robison Distributing Co., Inc., who purchased them directly from the respective manufacturers. We are buying these materials from Robison Distributing directly so that we can pay them Utah sales taxes. This dispenses with the requirement on our part to independently calculate "use taxes" to pay over directly to the Utah State Tax Commission. A consumer or buyer of goods in Utah either pays "sales taxes" or "use taxes," but not both. We thus have nearly $4,000 of material in inventory with which to make mats upon receipt of future orders (less the materials for approximately 10 mats, which have been given away promotionally and otherwise sold). In the event we run out of material, we can order and then receive new material within at least 3 days and less if absolutely necessary. We have other supply sources for these materials but at present, we believe these are our best and most inexpensive sources.

Our Plan Over the Next 12 Months
--------------------------------

Our current suggested retail price on our mat is $79.95, plus $15 for shipping and handling anywhere in the U.S. or Canada. To enhance or increase sales volume, we are considering offering reduced price specials on our website, though we haven't done so to date. At present, we are determining the best price to charge for our product. Currently, we believe that $79.95 is a fair price for what we offer. We believe that people will pay a lot more than

$79.95 to learn to hit a golf ball straight and we believe that our product works. Conversely, we believe that for most people, $79.95 is a lot of money. We can make no assurance that this opinion as to the fair price of our product will not change. If, after another 6 or 9 months, we are unable to generate many sales at $79.95, we will have no choice but to consider offering our product for less.

There is little doubt that future sales of our product will be driven by the amount of money we are able and willing to spend on advertising. During the next 12 months, we will actively pursue enhancing sales of our specialty golf training aid on-line and through distributors. As stated in the "Description of Business" section above, our second phase plan of operation, assuming that the first phase is reasonably successful, will be to (1) develop and market additional golf training aids that we invent, (2) to offer and sell other golf training aids made by others on our website through licensing or distributor arrangements, and/or (3) to acquire other properties, products or companies that offer and sell such products on-line. These considerations are highly speculative at this stage and otherwise in the distant future, however. For the time-being, and because at a price of $79.95 our profit is approximately $50 to $55 per Mat (depending on volume and shipping costs), we want to focus our efforts on selling our own product through the Internet. If advertising in limited fashion on Google AdWords, Yahoo! Search Marketing, Website Pros, Ebay or any other website services we discover and use prove successful, we will do what we can to increase sales by advertising in those venues more aggressively. At the same time, if our initial on-line advertising strategy proves sufficiently successful, we will also consider using the capital generated thereby to place ads in recognized golf magazines. Golf Digest, for example, has a circulation of 1.6 million golfers. Golf Range Magazine, a wholesale magazine distributed to driving range and golf course owners around the country, has a circulation of between 12,000 and 16,000. Other national golf-related magazines are Golf Magazine and Links. There are at least 2 British golf magazines available on a regular basis at Barnes & Noble. Further, there are golf magazines that only advertise golf products such at Golfsmith (www.golfsmith.com) and Edwin Watt's Golf (www.edwinwattsgolf.com). If this supplemental strategy proves successful, and we generate even more earnings from these particular efforts, we will consider shooting a 15 or 30 second television commercial and running it on the Golf Channel available on Cable TV, Dish Network and DirectTV. In this latter regard, and though we lack the capital at the present time to expend for this purpose, we have actually contacted video production firm in London, England, called The Wild Fire Team, that we found on-line and which specializes in inexpensive, short, humorous video commercials. See www.thewildfireteam.com. This firm thinks we could make a short, funny video commercial cheaply, taking advantage of the notion of people who hit a golf ball everywhere but straight. We are informed that such a commercial would cost no less than $5,000 to shoot.

As set forth in the discussion immediately below, we also plan to continue advertising on Google and Yahoo! in a limited fashion. If funds are available for such purposes, we also plan to advertise on other websites, links to other on-line retailers, golf specialty websites, and specialty sporting goods magazines.

OUR CURRENT MARKETING AND ADVERTISING STRATEGIES.
-------------------------------------------------

Google and Yahoo!
-----------------

As summarized above, our basic marketing plan through this next fiscal year is to aggressively advertise on the Internet as the golf season wraps up the rest of this summer and into early fall. Our specific budget and targets are set forth further below under the subheading "Fiscal 2006 Business Goals and Objectives." To accomplish our on-line marketing strategy, we plan to continue simultaneous but limited advertising campaigns on (1) Google AdWords,
(2)Yahoo! Search Marketing, (3) Website Pros, an affiliate of Discover Card, and which is essentially On-Line Yellow Pages, (4) Ebay, and (5) others we come across that we determine are worthwhile and productive advertising venues for us and our product. In this latter regard, we have received a number of e-mails and solicitations from companies and other websites that offer advertising alternatives to Google and Yahoo! At present, we have not had time to look into these additional advertising options.

With respect to Google advertising, Google AdWords describes its advertising services as follows:

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

During our second quarter ended December 31, 2005, we ran three separate ad campaigns on Google AdWords. Because it was winter, we did NOT advertise during our third quarter at all. We resumed advertising on Google starting last April 1, 2006 and are continuing to do so today in limited fashion. Currently, our ad campaigns on Google AdWords are at 50 cents per click or hit, 60 cents per click or hit, and a third is at 75 cents per click or hit. Ironically, for the better or more specific Keywords for which we are paying more per click, the more we are paying, the further down the search results our ad currently appears. For example, as of this writing, our 50 cent ad campaign puts our ads at an average search result position of 7.3. Our 60 cent ad campaigns result in an 11.8 average search result position. Our 75 cent ad campaigns have an average search result position of 18. Since our commencement of advertising for the last 2 weeks of October 2005, limited advertising from Thanksgiving through Christmas, and advertising from April 1, 2006 through our fiscal year end, June 30, we have spent a total of $1,185 advertising on Google AdWords. This effort has resulted in 2,393 clicks or "hits" on our website. The average cost per "click" was $0.50. We also had a total of 604,027 "impressions" or instances in which people opened a page with our ad on it (though they did not necessarily read or click on our ad). If one desires, one pays more per click to get his or her ad to pull up higher up in the search engine results. For example, several competitors are spending more money per click running Google AdWords ads with the Keywords "golf training aids" or "golf swing training aids" and therefore, to appear in the top five search results of that particular search as opposed to the 15th or 18th of that same search, we would have to pay as much as $2 or more per click, not 75 cents. The less one pays per click, the further down on the search results pages one's ad appears. Since April 2006, we have been using a daily advertising budget of $20. All Google AdWords ads are 4 lines. Currently, our Google AdWords ad campaigns read as follows:

                    SWING-CHANNEL TM GOLF MAT
               Want to Hit a Golf Ball Straight?
                  Tired of Losing Golf Balls?
                       www.easygolf.biz

During the same periods of 2005 and 2006 mentioned above, we also have been advertising with Yahoo! Search Marketing. This alternative on-line advertising service is very similar to Google AdWords but requires a one-time initiation fee of $179. It also allows one to descriptively tailor his or her ads more towards one's individual advertising or product needs. We find this service slightly more complicated or intricate than Google. Having said this, one can control his or her bids better. This is because one can set a different price he or she wants for each Keyword used. Yahoo! Search Marketing describes its Sponsored Search advertising option as follows:

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

Our first advertising experience with Yahoo! Search Marketing took place from December 12 until December 21, 2005, that is, in our second quarter, all before Christmas. This cost us a total of $176.39. In doing so, we obtained 345 clicks on our website at an average cost of about $0.51 per click. We also received 74,276 "impressions." As stated above, we did not advertise on either Google or Yahoo! during our third quarter. During our fourth quarter, that is, from April 1, 2006 through and until June 30, 2006, we spent a total of $1,618.54 in which we received 4,876 clicks on our website at an average cost of $0.33 per click. We also received 1,590,608 "impressions."
To summarize the results of our Google and Yahoo! click advertising campaigns undertaken during the fiscal year, we spent a total of $2,980, in which we received 7,614 hits or clicks on our website. We also received 2,268,911 "impressions." Our average cost per click was $0.39.

Website Pros, an Affiliate of Discover Card.
--------------------------------------------

In December 2005, we became a subscriber to Website Pros (www.websitepros.com). This service is different than what Google and Yahoo! offer. This service initially critiques, for optimum usage, the internal and other html settings on one's website for Internet "crawlers." (A crawler is a computer program that regularly goes out into the Internet and retrieves information about your website based on the wording of your website and its internal settings and then the crawler brings such information back to the search engine.) This service also lists one's website in a variety of yellow page and similar website search engine listings, all of which is to encourage Discover Card holders to charge with their card on the website. This service, which is reputedly worth at least $165 per month, cost us $49.95 per month during the fiscal year. For more information, reference is made to www.websitepros.com. As of the date of this Annual Report on Form 10-KSB, and for the time being, we are continuing to use and subscribe to this service.

Ebay.
-----

Ebay (www.ebay.com) allows a person to auction his or her product on-line. During the fiscal year, we ran several week-long auctions of The Swing-Channel TM Golf Mat on Ebay but no one has yet met our "reserve price" (i.e., the price that we are willing to sell our product for) and therefore, we have not completed an Ebay auction. Initially, our reserve price was $69.95. Later, we lowered it to $59.95. In our last couple of auctions, we received several bids. During the summer months, we are regularly running week-long Ebay auction ads. We believe that doing so gets our product more exposure and better known in the public eye and in the golf industry in general. Each ad generates about 100 hits on our website. We auction our product on Ebay under the Sporting Goods category "golf" and under the two separate subcategories "swing trainers" and "mats, cages and nets." We have had on-line inquiries regarding our product and some bids but no one has yet bid or met our reserve price, namely, the price at which we are willing to sell. The auction ad features photos of our product. The ad we are running costs approximately $13 for 7 days. Only when one has sold 10 items on Ebay can one advertise on a "Buy Now!" basis. Since we have not sold 10 items on Ebay, we do not currently qualify for the "Buy Now!" option or feature. With the "Buy Now!" feature, the prospective buyer knows the "reserve price," that is, he or she knows what price the seller is actually willing to sell the product for.

Providing of Promotional Mats to Secure On-Line Distributors and Retailers.
---------------------------------------------------------------------------

During the last two quarters, we contacted several national retailers with the intent of getting them to retail our product in their stores, on their websites or both. We contacted the director of purchasing of one large golf retailer at its corporate offices in Minneapolis. This retailer has approximately 50 or 60 stores nationwide. (We will not identify the name of this or other retailers in this document as we do not believe it is appropriate to do so without their written consent.) This purchasing director told us to ship him a sample. We did so in early April and thereafter conversed with him. After receiving our product, he told us that he understood what the product did and he thought that it was "unique." However, he said that his company could not carry such a product unless it were in a colored retail-type box. He also informed us that virtually all products they carry are nationally recognized and many have had "millions of dollars" of advertising spent on them. Put simply, even if we did make the product available in a colored retail box with a bar code, the fact is that our product is currently unknown. This fact militates against their carrying our product in their retail stores and outlets, even if other requirements on their part were met. In other words, they simply lack the room in their stores to carry all the new and different types of golf training aids products of which there are hundreds. The purchasing director also informed us that they do not carry products on their website that they do not, at the same time, carry in a retail store.

During the fourth quarter, we contacted the new products reviewer for a second large retailer. This particular retailer is a large on-line and national golf retail chain store that operates in the Eastern U.S. and the Southern U.S. After we sent them a sample product, we followed up and spoke with the person in charge. This individual indicated, like the retailer mentioned in the previous paragraph, that we would have to get a colored retail box and even then, he thought it would be unlikely that his retailer would carry it because it did not yet have enough name recognition and was too new of a product. He also thought that there were similar products "out there," though he did not identify one for us.

During the fourth quarter we also contacted the golf buyer for a third, large national retail sporting goods chain store, a store that deals in all kinds and types of sports products. This retailer operates primarily in the Eastern U.S. with approximately 100 retail stores. We contacted them because a large portion of the space in their stores is devoted to golf. In speaking with their golf products buyer, we were informed that they get so many new product submissions that they are unwilling to look at a product unless it is submitted to them in a colored retail box with a bar code. Accordingly, we did not bother to send this large sporting goods retailer a sample product.

During the fourth quarter, we sent a third sample product to a fourth large, national retailer and on-line golf products company. We do not know how many retail stores they have around the country though we believe they are large and well known. They do have an extensive golf catalogue. This particular company's website has a mailing address on its website to which a person submits a new product. They do not take phone calls, faxes or e-mails for this purpose. The website informs that the new products reviewer will contact the person submitting the product within 30 to 45 days. As of the date of this Annual Report, we have not been contacted by them, though we know that they have received one of our samples. We intend to try to follow up with them during this, the first quarter of 2006.

During our last quarter, we e-mailed an on-line retailer of golf products located in Jackson Hole, WY. This is NOT a company that would appear to have any actual retail stores. We did so with the intent of having them carry our product on their website. We received an e-mail back from one of their principals requesting a sample product. We submitted one to him and have followed up with at least 2 e-mails but have, as of this date, heard nothing further.

During the previous quarter and as a result of an e-mail we sent as long ago as October 2005, a large on-line golf retailer or golf distributor e-mailed us and requested a sample of our product. In response, we sent him a sample. This website specializes in golf training aid products. After receiving our sample, the owner called and indicated a desire to carry our Mat on his website. He also stated that he has a database of 1.8 million golfers. He requested that we e-mail him our wholesale price, which we did, and that he would afterwards get back to us. We have received 2 subsequent e-mails from him in which he said he would call but has yet to do so. We believe he is very busy, particularly since this is the height of the golf season. We have no way of contacting him other than by way of e-mail. Recently, we e-mailed him again and have heard nothing further. We are hopeful that his interest will not wane and that he will contact us again soon.

During the quarter, we did various Google and Yahoo! searches of various on-line golf retailers whom we considered might be amenable to carrying our product on their respective websites. We sent e-mails to at least 10 or 12 of these golf product-related websites. Of these websites, only www.sportstrainingaids.com contacted us and indicated a desire to distribute our product through their website. As a result, this website is currently featuring our product. If they sell a Mat, they will communicate the address of the customer to us, we will then "drop ship" the product directly to their customer, and we will send them a bill at our wholesale price, plus $15 for our shipping and handling. We will not have to process any credit cards for this purpose nor will we learn or need to know the credit card numbers of their customers. Thus, www.sportstrainingaids.com will make the difference between the retail price and the wholesale price for each of our mats they sell on their website. We have since come to learn that this arrangement is what is known as the "drop ship" business. We have also learned that there are websites specifically dedicated to the drop ship business, such as www.worldwidebrands.com. There are others. See our discussion under the heading below titled "The 'Drop-Ship' Business."

Retail Packaging.
-----------------

Based on the information set forth above that we obtained from at least three large golf retailers during our fourth quarter, we contacted local retail packaging companies like Utah Box and Wasatch Container. They do not specialize in doing the artwork for retail packaging and so we contacted several websites dedicated to retail packaging. We thereafter exchanged e-mails with Big Design, Inc., and another large commercial art and packaging design company in Chicago named Marketing Support, Inc. The latter company does retail packaging for The Golfsmith, among a host of many other large golf retailers around the country. They are perhaps one of the biggest in the nation. In this regard, we discovered that the pixels on a website are different than what is necessary for retail packaging artwork and therefore, we discovered that we would not be able to copy our website art to use on retail packaging. We would have to hire a graphic artist for this purpose.
An executive employed by Marketing Support, Inc., named Judy Biasetti informed us in a telephone conversation that, in her judgment, it would cost between $15,000 and $18,000 to obtain good quality retail packaging with a bar code. She indicated that the artwork and the box must look good to attract retailers. This would probably include the cost of manufacturing and printing at least 5,000 boxes, as it is far more economical to print several thousand at a time. At the same time, there is no guarantee that large, national retail chain stores like Golf Galaxy, Dick's Sporting Goods, The Golfsmith or Edwin Watts Golf would even carry our product on a retail basis if we went to the expense and then submitted it to them in that fashion. This would thus seem like an expensive proposition for us with little if any guaranteed results. We have therefore determined to concentrate our marketing efforts for the ensuing year on the on-line "drop ship" business, that is, promoting and selling our product through other websites such as www.sportstrainingaids.com and larger on-line golf retailers.

The "Drop Ship" Business.
-------------------------

As a result of the foregoing efforts, we have learned that it would be too expensive at this time to spend between $15,000 and $20,000 for a colored retail box prototype. Instead, we have come to believe that our best and most efficient marketing approach will be to sign up other on-line golf distributors, that is, other golf and sports-related websites willing to offer and sell our product. As stated above, this is called the "drop ship" business. To summarize, what it means is that another person would offer our product for sale on their website at our retail price; once they get an order, they communicate the order to us, we ship the product directly to their buyer without having to process or know the individual buyer's credit card information, and then we send the distributor a bill at our wholesale price. This can be done on a 30-day net basis.

Website Enhancements Completed During Our Fourth Quarter.
---------------------------------------------------------

During our fourth quarter, we were contacted by an on-line advertiser called www.InfoSearchMedia.com, who attempted to solicit us to beef up our website with a series of stories they would write on our product and have us publish on our website at a cost of some-$6,000. According to them, this would better facilitate or enhance finding our product through search engines such as Google, MSN, and Yahoo! Though we declined to use their services, we did learn that, according to them, 6 of 7 sales on the internet are from "generic" searches, not "sponsored" or paid-for searches, as we are currently doing on Google and Yahoo! Accordingly, the way to enhance on-line sales is to do what is necessary to come up higher in so-called "generic" search results of the product one is offering for sale. If one did a Google or Yahoo! search of "golf," "golf mat," "golf training aids," "golf swing aids," etc., our website, www.easygolf.biz, did not come up in the first 500 search results. This is not good and explains why we do not get many hits on our website unless we are advertising on Google or Yahoo! We were able to confirm this fact through the services provided by Website Pros, a Yellow Pages-type service to which we subscribe and which is also discussed above. Accordingly, during the quarter, we contacted Mr. Michael Woodward in North Carolina who completed our website design in October 2005. We asked if he could enhance our Keywords and do other modifications to our website settings as suggested by Website Pros. He referred us to Kimberly Bokor, a colleague at his place of employment. During June and July, Ms. Bokor effectuated several website setting modifications which will hopefully enhance the ability of the search engine "spiders" or "crawlers" to locate our website and bring it up higher in generic searches. Ms. Bokor also informed us that one of the best ways to be better recognized is to have your website "linked" with other websites. At present, we are only linked with one other golf website that sells Point of Sale software for golf pro shops. We would like to be linked to other websites but at present we have no prospects in this regard. It is too early to tell if the modifications implemented by Ms. Bokor will increase our website hits. The "spiders" or "crawlers" are only launched, to our understanding, by Google, Yahoo!, and MSN, for example, about every 30 days.

Additional Marketing Strategies We Seek to Explore and Pursue if Funds Become Available for Such Purposes.
----------------------------

Marketing strategies that have not as yet been implemented by us include a desire to additionally promote our website

(1) through links to other websites,

(2) through advertising on other sports and golf-related websites,

(3) through ads placed in various retail and wholesale golf magazines such as Golf Digest, Golf Magazine, Links, Golf Range Magazine, and others,

(4) through attendance at golf tradeshows and expos across the country, and

(5) through television commercials on The Golf Channel at such time as earnings or funding becomes available to shoot such a commercial and pay for the cost of airing it on television.

As a courtesy to us, a company that manufactures and sells point of sale accounting systems for golf course pro shops is now featuring a link to our website for free. See www.cgmsgolf.com. There are also regular golf tradeshows/expositions throughout the country from time to time. We will actively look into attending these expositions and showcasing our product there in a booth. At present, we do not know where the next tradeshow is though there usually is one every January in Phoenix. We are told that there are regular golf expos and tradeshows in Florida.

In order for our Internet/eCommerce business to succeed, we additionally plan, among those things mentioned above, and on an on-going basis, to:

-- make significant investments in our Internet/eCommerce business, including upgrading our website as it becomes necessary

-- get other golf and sports-related websites to link ours (and vice-versa)

-- significantly increase online traffic and sales volume in every way we can

-- attract and retain a loyal base of frequent visitors to our website who will give us feedback about our product

-- expand the products and services offered on our website

-- respond to competitive developments and maintain our distinct brand identity

-- form and maintain relationships with strategic partners, particularly retail sporting goods stores and on-line golf distributors

-- provide quality customer service

-- continue to develop and upgrade our services and technologies

Endorsements From Golf Professionals.
-------------------------------------

Currently on our website we have one professional golf instructor and teacher who has endorsed our product. See the heading titled "Testimonials" on our website. We have not as yet approached anyone else to "endorse" our product, as we have lacked the time or other opportunity at this stage and have instead concentrated on getting our website operational and our product able to sell and ship. Our current lack of a PGA professional's endorsement of our product, assuming that we could obtain one, has therefore currently been a business decision. As time goes on, we hope to be able to approach well-known PGA professional golfers and see what it would take, or will take, to get such a person's endorsement of our product. At present, we lack the ability to offer any such person anything in exchange for his or her endorsement. At such time as we can, we hope to be able to do so. We note that one competitor, The Inside Approach (see discussion above under the heading COMPETITION), has obtained the endorsement of legendary golf pro Jack Nicklaus. We currently lack the money or other resources to attract the endorsement of a golf professional like Jack Nicklaus and can make no assurance that we will ever be able to do so. While it is conceivable that we could issue such a person "restricted" stock in us in exchange for an endorsement, we have no plans at the present time to do so. We would also be leery of doing so unless we could quantify, in some fashion, the amount of sales that such an endorsement would generate or cause. To issue someone stock, without knowing to what extent it would increase sales and thus generate income, would likely be irresponsible on our part and we have no intention of doing so without knowing what the direct result or effect of that corporate action might be.

Fiscal 2006-2007 Business Goals and Objectives.
-----------------------------------------------

Basis: Sales of our Mat at a suggested retail price of $79.95, plus $15 for shipping and handling

Inventory:     Currently we have enough material in stock and on hand to
               make approximately 125 to 128 Mats

Intention:     It is our intention to sell all 125 Mats we can now make by the end of June 30, 2007

Future:        Our short term goal is to ultimately sell as many as 5 or 10

               Mats per month during the golf season. We currently have no way of predicting or knowing how many Mats the market for our product will absorb or take

Management intends to strive, over the next 6 to 9 months, to market and sell 125 to 128 mats, all the material for which we have paid for and currently have in inventory and on hand. In such event, we will then pour those profits into beefed-up or enhanced Internet advertising campaigns. Our profit on the sale of 128 mats would be less than $7,000, depending upon how many we sell on a discounted basis. This figure is arrived at on the basis of a $79.95 sales price. As stated above, in the event that sufficient funds become available, we will (1) continue with our various Internet advertising campaigns, (2) see what other websites will link our website to theirs, either free or for payment, (3) contact and see what on-line golf retailers might be willing to offer our product on their website, (4) advertise in various golf and sports magazines, (5) attend as many golf tradeshows and expositions as we can to create name recognition for our product and otherwise make contacts in the industry, (6) contact sporting goods retailers and see if they will buy our product at reduced rates or take product on consignment, (7) consider spending the money necessary to advertise on The Golf Channel. We believe that this latter endeavor would cost us as much as $10,000 to $20,000, an amount of money we do NOT at this time have to spend for such purposes and which we will not likely have in the near future. We also do NOT have the intention at the present time to spend money designing and developing a colored retail box with a bar code, as this expense could cost as much as $20,000 and in doing so, we would not be guaranteed placement in any national golf retail chain store.

Employees, Experts, Consultants and Advisors.
---------------------------------------------

Currently, we have no employees. Employees will not be necessary at this stage of our development. Our sole officer and director will perform daily duties as needed. We only intend to hire employees if and when the need develops. In fact, there is nothing really that could occur that would require us to hire employees. Unless processing orders becomes so time consuming for our sole officer and director that he lacks the time to look up the orders and communicate them to our warehouse facility to put a shipping package together, we cannot envision what would occur that would require such. If sales start growing over the next 9 months or year and if we are selling 50 or 100 Mats a month through our website and otherwise, we will no doubt be required to hire at least one employee to take orders and assist in shipment of product. Since this has not occurred and there is no assurance or current likelihood that it will, we are not in a position to make further projections or estimates in this regard.

Though we are almost exclusively relying on our sole director and officer to process orders and run our business, he intends to defer any compensation that might be due or owed him until such time as capital can be generated from sales.

Outside advisors or consultants will be used only if they are needed and can be obtained for minimal cost or on a deferred payment basis. Other than our website maintenance technician that we shall continue to use to update or revise our website as it becomes necessary, we are not aware of any situation in which we would need an outside advisor or consultant.

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed. Right now, we have no need for any outside experts, advisors or consultants. If we engage outside advisors or consultants for any particular purpose, we will have to make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive agreements as yet to use outside experts, advisors or consultants for any reason. This is because, so far, we have not needed to. We do have a website technician whom we have recently hired to, among other things, enhance our html source or description codes on our website so that information is more easily susceptible to Yahoo!, MSN and Google's "crawler" or "spider." We learned of these potential html enhancements as a result of signing up for the services provided by Website Pros. See the subheading above titled "Website Enhancements Completed During Our Fourth Quarter."

Express Obligation of Our Sole Officer and Director to Advance Us Certain Necessary Funds Over the Next Two (2) Years.
--------------------------------------------

As stated elsewhere in this document, our sole officer and director intends to advance us sufficient funds, over at least the next two years, to pay for our accounting and Edgarization fees and costs, all as necessary to remain current in our reporting obligations with the Commission. We have NOT entered into any formal, written agreement with our officer and director that contractually binds or obligates him, in writing, to advance us funds for the next two years for this purpose, though we consider this commitment on his part to be a legal obligation upon which we and our shareholders can rely. Having said this, we will nonetheless be required to evaluate our business plan over the next year. At the expiration of one year and assuming our business plan has not been successful, or even partially successful, during that time, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Mr. Coombs will then have to evaluate whether, and to what extent, he wants to continue to advance us funds. As of the date of this Annual Report on Form 10-KSB, he has advanced us over $28,000. This figure includes $6,000 that he recently advanced for the purpose of paying our auditors for outstanding services, a figure set forth on our financial statements below as a $6,060 account payable.

For additional information regarding our business plans and intentions, reference is made to the preceding discussion above contained in this Item.

ITEM 7.  FINANCIAL STATEMENTS.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Easy Golf Corporation
Salt Lake City, Utah

We have audited the accompanying balance sheets of Easy Golf Corporation as of June 30, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2006 and 2005, and from April 2, 2004 (inception of the development stage) through June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easy Golf Corporation as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005, and from April 2, 2004 (inception of the development stage) through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has a working capital deficit and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/Chisholm Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
September 7, 2006

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                 (A Development Stage Company)
                         BALANCE SHEETS


                            ASSETS
                                              June 30, 2006  June 30, 2005
Current Assets:
 Cash and cash equivalents                     $        56    $       186
 Inventory                                           3,430              -
                                               -----------    -----------
 Total Current Assets                                3,486            186
                                               -----------    -----------
Other Assets:
 Deposits                                              116              -
 License rights                                      3,721          4,185
                                               -----------    -----------
 Total Other Assets                                  3,837          4,185
                                               -----------    -----------
Total Assets                                   $     7,323    $     4,371
                                               ===========    ===========

      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
 Accounts payable                              $     6,060    $       313
 Advances from stockholders                         23,017          3,338
                                               -----------    -----------
 Total Current Liabilities                          29,077          3,651
                                               -----------    -----------
Total Liabilities                                   29,077          3,651

Stockholders' Equity:
 Common Stock -  $0.001 par value, 50,000,000
 shares authorized 3,506,428 and 589,618
 issued and outstanding in 2006 and 2005,
 respectively                                        3,506          3,506
 Additional paid-in capital                        426,314        426,314
 Accumulated Deficit                              (425,170)      (425,170)
 Deficit accumulated from April 2, 2004,
  date of inception and development stage          (26,404)        (3,930)
                                               -----------    -----------
 Total Stockholder's Equity                        (21,754)           720
                                               -----------    -----------
Total Liabilities and Stockholders' Equity     $     7,323    $     4,371
                                               ===========    ===========

The accompanying notes are an integral part of these financial statements.

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                 (A Development Stage Company)
                    STATEMENTS OF OPERATIONS

                                                             For the Period
                                                                  From
                                                              April 2, 2004
                                                           (Date of inception
                                   For the Years Ended     of the Development
                                       June 30,               Stage) Through
                                2006              2005        June 30, 2006

Sales                        $        187      $         -      $       187
                             ------------      -----------      -----------
Total Sales                           187                -              187

Cost of Goods Sold                     70                -               70
                             ------------      -----------      -----------
Total Cost of Goods Sold               70                -               70
                             ------------      -----------      -----------
Gross Profit                          117                -              117
                             ------------      -----------      -----------

Operating Expenses
General & Administrative           22,127            3,136           25,263
Research & Development                  -              328              328
Amortization                          464              466              930
                             ------------      -----------      -----------
                                   22,591            3,930           26,521
                             ------------      -----------      -----------
Loss From Operations before
income tax                        (22,474)          (3,930)         (26,404)

(Provision)/Benefit for
Income Taxes                            -                -                -
                             ------------      -----------      -----------
Net Loss                     $    (22,474)     $    (3,930)     $   (26,404)
                             ============      ===========      ===========
Basic Loss per Share         $      (0.01)     $     (0.00)     $     (0.01)
                             ============      ===========      ===========
Weighted Average Common Shares
Used In Per Share Calculations  3,517,678        1,484,639        2,298,547
                             ============      ===========      ===========


The accompanying notes are an integral part of these financial statements.

                      EASY GOLF CORPORATION
                      (fka Bio-Thrust, Inc.)
                  (A Development State Company)
                STATEMENT OF STOCKHOLDERS' EQUITY
For the Period April 2, 2004 (Date Of Inception) To June 30, 2006

                              Additional             During the     Total
                 Common Stock  Paid-In   Accumulated Development Shareholders'
                Shares  Amount Capital     Deficit      Stage       Equity
Balance - April
2, 2004 (Date of
Inception of
Development
Stage)         7,075,410 $  708 $424,462 $(425,170)   $      -   $       -
Net Income for
April 2, 2004
thru June 30,
2004                   -      -        -         -           -           -
               --------- ------ -------- ---------    --------   ---------
Balance - June
30, 2004       7,075,410    708  424,462  (425,170)          -           -
Issuance of
shares for golf
improvement
product March
10, 2005      35,000,000  3,500    1,150         -           -       4,650
Merger with
subsidiary,
Easy Golf
Corporation,
twelve shares
of Bio-Thrust,
Inc. were
redeemed for
one share of
Easy Golf
Corporation
at a $.001 par
value April 11,
2005         (38,568,982)  (702)     702         -           -           -
Net Loss for
year ended
June 30, 2005                                           (3,930)     (3,930)
               --------- ------ -------- ---------    --------   ---------
Balance -
June 30, 2005  3,506,428  3,506  426,314  (425,170)     (3,930)        720
Net Loss for
year ended
June 30, 2006                                          (22,474)    (22,474)
               --------- ------ -------- ---------    --------   ---------
Balance -
June 30, 2006  3,506,428 $3,506 $426,314 $(425,170)   $(26,404)  $ (21,754)
               ========= ====== ======== =========    ========   =========

The accompanying notes are an integral part of these financial statements.

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                 (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS

                                                             For the Period
                                                                  From
                                                              April 2, 2004
                                                           (Date of inception
                                   For the Years Ended     of the Development
                                       June 30,               Stage) Through
                                2006              2005        June 30, 2006
                             ------------      -----------      -----------
Cash flows from operating activities:
Net income (loss)            $    (22,474)     $    (3,930)     $   (26,404)
Adjustments to reconcile
net loss to cash used
in operating activities
Amortization expense                  464              465              929
(Increase) Decrease Inventory      (3,430)               -           (3,430)
(Increase) Decrease Deposits         (116)               -             (116)
Increase (Decrease) Accounts
payable                             5,747              313            6,060
                             ------------      -----------      -----------

Net cash provided (used) in
operating activities              (19,809)          (3,152)         (22,961)

Cash flows from investing activities:
Net cash provided (used) in
investing activities                    -                -                -

Cash flows from financing activities:
Proceeds from stockholders         19,679            3,338           23,017
                             ------------      -----------      -----------
Net cash provided (used) in
financing activities               19,679            3,338           23,017
                             ------------      -----------      -----------
Net increase in cash                 (130)             186               56
Cash and cash equivalents at
beginning of period                   186                -                -
                             ------------      -----------      -----------
Cash and cash equivalents
at end of period             $         56      $       186      $        56
                             ============      ===========      ===========

Supplemental disclosure of cash flow information:
Cash paid for interest       $          -      $         -      $         -
Cash paid for income taxes   $          -      $         -      $         -

The accompanying notes are an integral part of these financial statements.

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                  (A Develpment Stage Company)
                 NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization.   Easy Golf Corporation (fka Bio-Thrust Resources, Inc.)
("Company") was incorporated on July 16, 1981 under the laws of the State of Utah. The Company was authorized to conduct any and all lawful business activity or enterprise for which corporations may be organized under the state of Utah. Due to inactivity and failure to file tax returns and annual reports to the State of Utah, the Company was involuntarily dissolved. A new corporation was organized on April 2, 2004 in the State of Utah with the name Bio-Thrust, Inc. and effective on that date the new corporation was merged with the old defunct predecessor Bio-Thrust, Inc. with the newly formed entity in good standing with the State of Utah being the survivor. The new company assumed all the assets, liabilities, rights, privileges, and obligations and has the same shareholders as the predecessor corporation.

On February 17, 2005, Easy Golf Corporation was formed as a Nevada corporation and as a wholly owned subsidiary of the Company. One hundred shares of common stock were issued to the Company at inception. Fifty million (50,000,000) shares of common stock were authorized at a par value of $.001 per share.

On April 11, 2005, the Company and Easy Golf Corporation entered into a Plan and Agreement of Merger the purpose of which was to change the Company's domicile to Nevada and to change the Company's name to Easy Golf Corporation. In the agreement, the surviving corporation would be the newly formed Nevada corporation (Easy Golf Corporation). One share of common stock in Easy Golf Corporation was issued for twelve shares of common stock of Bio-Thrust, Inc. The initial one hundred shares of common stock originally issued to Bio-Thrust, Inc. were cancelled as part of the merger agreement

Business Condition. As shown in the financial statements, during the year ended June 30, 2006, the Company had a loss of $22,474 and used cash from operations of $19,809. The general and administrative expenses for the year ended June 30, 2006 were a significant drain on the Company's capital due to filing requirements promulgated by the Securities and Exchange Commission and activities to market The Swing Channel TM Golf Mat the proprietary technology acquired in February 2005 (see Note 2). No additional funds have been raised as of June 30, 2006. The Company's ability to move from the development stage is dependent upon the ability to obtain additional debt or equity financing, or to generate sufficient cash flow from operations and to ultimately obtain profitable earnings.

Development Stage. The Company is considered to be a Development Stage Company according the provisions of FAS 7. The Company is currently unable to estimate the length of time necessary to initiate operations and produce products from the technologies it has acquired in 2005 (see Note 2 and 4) and has no assurance that its products will be commercially viable.

Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Cash and Cash Equivalents. For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   CONTINUED

Stock Based Compensation. The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company had adopted the disclosure only provisions of SFAS No. 123, and accordingly, the Company has elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.

Inventories.    Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method.

License Rights and Amortization.      In accordance with Financial Accounting
Standards Board Statement 142, "Goodwill and Other Intangible Assets", License rights are carried at cost and are amortized over their estimated useful lives of 10 years. There are currently no intangible assets owned for which an indefinite life would be expected. The carrying value of the license rights are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value. Amortization expense for the years ended June 30, 2006 and 2004 was $464 and $465, respectively.

Revenue Recognition. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company earns revenues primarily from the sale of proprietary golf improvement products. Revenue is generally recognized on when the sale is made and delivered to the customer. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred; (3) the fee is fixed and determinable; and (4)
collectibility is reasonably assured.   The Company determines whether
criteria (3) and (4) are met based on judgments regarding the nature of the fee charged for the products delivered and the collectibility of those fees. Advance payments are recorded on the Consolidated Balance Sheet as deferred revenue.

Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for income taxes.

Earnings (Loss) Per Share. The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings (Loss) Per Share" (See Note 7).

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recently Enacted Accounting Standards. Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial
Institutions   an Amendment of FASB Statements No. 72 and 144 and FASB
Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation
  Transition and Disclosure   an Amendment of FASB Statement No. 123", SFAS
No. 149, "Amendment of Statement 133 on Derivative Instruments and hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", SFAS No. 151 "Inventory Costs an amendment of ARB No. 43, Chapter 4", SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67", SFAS No. 153 "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29", SFAS No. 154 "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140", SFAS No. 156 "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140", and SFAS No. 157 "Fair Value Measurements" were recently issued. SFAS No. 146, 147, 148, 149, 150, 151, 152, 153, 154, 155, 156 and 157 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 INVENTORIES

Inventories consisted of the following:

                                                   June 30
                                               2006      2005

       Finished goods                      $   3,430   $     -
       Raw materials                               -         -
       Work in process                             -         -
                                           ---------   -------
       Total                               $   3,430   $     -
                                           =========   =======

NOTE 3   INTANGIBLE ASSETS

Intangible assets at June 30, 2006 and 2005 are carried at cost and consist of the following:

                                                   June 30
                                               2006      2005

       License rights                      $   4,650  $  4,650
       Less: Accumulated amortization           (929)     (465)
                                           ---------  --------
       Total                               $   3,721  $  4,185
                                           =========  ========

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS



NOTE 4   ACQUISITION OF TECHNOLOGY

On March 10, 2005, the Company entered into an Exclusive Patent, Trademark and Tradename Licensing Agreement whereby the Company issued an officer and shareholder of the Company 35,000,000 common shares in consideration for the right to license and use a proprietary golf improvement product valued at $4,650 or $.0001329 per share. In addition to the issuance of stock the Company also agreed to pay the shareholder a five percent (5%) royalty on the net sales price or net proceeds from sales of the product.

NOTE 5  COMMON STOCK

Common Stock. The Company has authorized 50,000,000 shares of common stock with a par value of $.001.

As indicated in Note 1, on April 11, 2005, the Company entered into a Plan and Agreement of Merger with Easy Golf Corporation. In the agreement, the surviving corporation would be the newly formed Nevada corporation (Easy Golf Corporation). One share of common stock in Easy Golf Corporation was issued for twelve shares of common stock of Bio-Thrust, Inc. The initial one hundred shares of common stock originally issued to Bio-Thrust, Inc. were cancelled as part of the merger agreement. The equity section of the balance sheet for June 30, 2005 has been restated to show the effects of the reverse split.

NOTE 6   RELATED PARTY TRANSACTIONS

Related Party Advances. During the period from inception of the development stage April 2, 2004 through June 30, 2006, an officer and shareholder of the Company has advanced the Company $23,017 to pay operating costs of the Company. The advances bear no interest and are due on demand.

Management Compensation. For the years ended June 30, 2006 and 2005, the Company did not pay any compensation to any officer or director of the Company.

Office Space. The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

NOTE 7   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company does not have adequate working capital to pursue its planned operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary funds through loans, through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

                      EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS


NOTE 8   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of the temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2006 an unused operating loss carryforward of approximately $26,404 which may be applied against future taxable income and which expires in various years through 2026.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets are approximately $4,000 and $450 as of June 30, 2006 and 2005, respectfully, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $4000 and $450 during the years ended June 30, 2006 and 2005.

NOTE 9   LOSS PER SHARE

The following data show the amounts used in computing loss per share:

                                                             For the Period
                                                                  From
                                                              April 2, 2004
                                                           (Date of inception
                                   For the Years Ended     of the Development
                                       June 30,               Stage) Through
                                2006              2005        June 30, 2006

(Loss) from continuing
operations available
to common stockholders
(numerator)                      $  (22,474)     $  (3,930)      $ (26,404)
                                 ----------      ---------       ---------
Weighted average number
of common shares outstanding
used in earnings per share
during the period (denominator)   3,517,678      1,489,369       2,298,547
                                 ----------      ---------       ---------

Dilutive loss per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 8B. OTHER INFORMATION.

None.

                           Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors.

The current and only director and officer of Easy Golf is as follows:


Name                     Age       Position
--------------------     -------   -----------------------------------
John Michael Coombs      51        President, Chief Executive Officer,
                                   Director (Chairman of the Board),
                                   Secretary/Treasurer, and CFO or
                                   Chief Financial or Chief Accounting
                                   Officer


We do not currently have a vice president or any other officer or director.

J. MICHAEL COOMBS, Director and President. Mr. Coombs practices law in the State of Utah with the law firm of MABEY & COOMBS, L.C., a firm formed over five years ago. Prior to that time and since 1982, Mr. Coombs practiced law in the State of Utah as a sole practitioner and office-shared with other attorneys. During the past six or seven years, Mr. Coombs has, from time to time or on occasion, acted as an arbitrator for the National Association of Securities Dealers, Inc. (NASD). Since becoming an attorney in 1982, Mr. Coombs has specialized in general corporate matters, particularly civil and business litigation. In 1977, Mr. Coombs graduated from Gonzaga University, in Spokane, Washington, with a B.A. degree. In 1981, he graduated from Loyola Law School in downtown Los Angeles, the adjunct law school to Loyola Marymount University located in Westchester, California. Mr. Coombs received an honorable discharge from the United States Marine Corps (USMC) in 1975. He has been a member of the Screen Actor's Guild (SAG) since 1978. He is married with three sons. Mr. Coombs has served as an officer and director of us since the summer of 2001 or for over 5 years. He has also been a stockholder of us since approximately 1983 or 1984.

Mr. Coombs does NOT presently devote, nor does he intend to devote, his full time to the management of Easy Golf. Since Mr. Coombs has a full-time job and since he also serves on the board of a mineral exploration company, he estimates that he will devote between 1% and 10% of his time to us. We believe that this number may translate into as many as 10 hours per week but we are not certain and have no way of predicting how many hours will be required of Mr. Coombs to endeavor to carry out our business plan. We believe that if it takes more than 10 hours per week of his time, Mr. Coombs is willing to devote those additional hours as necessary to make our business plan and marketing effort successful as to do so is in his best interests as well as ours.

Currently, Mr. Coombs is an officer of and currently serves on the board of a "fully reporting" mineral exploration company known as Valley High Mining Company, and which is currently quoted on the OTC Bulletin Board under the symbol VHMC.OB. Between 1995 and February 2000, Mr. Coombs served on the board of directors of a company known as WideBand Corporation, a computer hardware manufacturing company located in Gallatin, Missouri, which trades on the Pink Sheets under the symbol ZWBC.PK and which was formerly known as Vis Viva Corporation. From as long ago as 1978 through June of 2003, Mr. Coombs also served on the board of a company known as LipidViro Technologies, Inc., which currently trades on the OTC Bulletin Board under the symbol LPVT.OB and which, during the time he so served as a board member, was known as Anticline Uranium, Inc. In 2000, Mr. Coombs became the president of Anticline Uranium, Inc., and served as such until approximately June of 2003 when control of the company changed and its name was changed to LipidViro Technologies. Mr. Coombs has never been an employee of Valley High Mining Company, WideBand Corporation, Vis Viva Corporation, Anticline Uranium, Inc., or LipidViro Technologies. Other than a Utah-based gyro plane manufacturing company known as Groen Brothers Aviation, Inc., a company currently quoted on the OTC Bulletin Board under the symbol GNBA.OB and on whose board Mr. Coombs served during the 1980's, Mr. Coombs has never been an officer of or served on the board of directors of any other "publicly held" or "reporting companies" that he can recall. Mr. Coombs does own approximately 22% of the issued and outstanding shares of a company known as Tintic Gold Mining Company, which, like Valley High Mining Company, is engaged in precious metals mineral exploration in the Tintic Mining District of Juab County, Utah.

As is also disclosed in footnote (2) of Item 11 below titled "Security Ownership of Certain Beneficial Owners and Management," Mr. Coombs is the Licensor under our Exclusive Patent and Trademark Licensing Agreement.

We deny that any person other than Mr. Coombs "controls", or has the power to "control," us as contemplated in the "control person" provisions of both state and federal securities laws and as the word "control" is further defined in Rule 405 of the General Rules and Regulations of the Commission. We may engage consultants or advertising experts in the future but to the extent we do, such persons will likely NOT have an ability to "control" us or our decisions, either directly or indirectly. Further, if we enter into any consulting agreement with any consultant or expert, including an "endorser" of our product, such agreement will provide that to the extent the consultant ever acquires a direct or indirect interest of 5% or more of our issued and outstanding securities, the consultant or endorser will so notify us and otherwise undertake whatever reporting obligation is required of him or her.

No officer or director has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind.

None is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer us.

Board Meetings and Committees.

When we revived the Company in April 2004 and had a Board of Directors consisting of three members, the then-existing Board of Directors met and also conversed on the phone and in person on several occasions. These members of the Board of Directors, which consisted, at that time, of Mr. Coombs, his wife, Dorothy Coombs and Mr. George J. Cayias, attended or were present at all meetings held; all were well aware of and consented in writing to the formation of our then-Nevada subsidiary on or about February 17, 2005; all were well aware of and consented in writing to the execution, by us, of the March 10, 2005, License Agreement with Mr. Coombs; all were aware of and consented, in writing, to the April 10, 2005, Plan and Agreement of Merger by and between Bio-Thrust, Inc., and Easy Golf Corporation; and, most importantly, all approved of, consented to, and signed the requisite corporate documents necessary to carry out these corporate actions. Actions taken by the Board since April 22, 2005, the date of the effectiveness of the Plan and Agreement of Merger and the Articles of Merger, have been implemented by written consent. On April 22, 2005, the effective date of our domicile change to Nevada, we became known as "Easy Golf Corporation." As per the terms and conditions of the change of domicile transaction, we reduced our board members to one (1), for the time being, namely, Mr. Coombs. This is permitted under Nevada law. The purpose of this is for ease of operation during this initial period in which we are endeavoring to get our business plan off the ground. The current Board of Directors (currently consisting of Mr. Coombs only) has established no committees. After the effective date of the change of domicile transaction, Mr. Coombs, as our only board member, appointed himself as our president, CEO, secretary/treasurer and Chief Financial Officer (CFO) for the ensuing year. Since we are an on-line or eCommerce business and our website operates 24/7, we do not believe that it is necessary for us to have more directors and officers at this time.

As set forth in our Nevada Articles of Incorporation and Bylaws, copies of which are attached to our original Form 10-SB registration statement as Exs. 3.1(iii) and 3.2, respectively, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Though we have not compensated any director for his or her service on the board of directors or any committee, directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board of directors and any committee of the board of directors. Due to our current lack of capital resources, our current director and any future directors will likely defer his, her or their expenses and any compensation due and owing them, if any, until such time as we can generate retained earnings from the sale of "The Swing-Channel TM Golf Mat." As of the date of this document, Mr. Coombs, our only officer and director at the present time, has NOT accrued any expenses in his capacity as an officer and director other than his time. Mr. Coombs, a lawyer, prepared our initial registration statement on Form 10-SB, our subsequent Quarterly Report on Form 10-QSB and this Annual Report on Form 10-KSB, and he will prepare any and all future reports for which he will receive no compensation in the form of cash or stock. This is because we believe his 84% ownership interest in us is a sufficient controlling position at this time. As further set forth in our Articles and Bylaws, officers are appointed annually by the Board of Directors and each executive officer serves at the discretion or will of the Board of Directors. We currently have no standing committees and presently have no reason that we are aware of to create any.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of the Company's Form 10-SB registration statement. Therefore, as of the date of this Annual Report on Form 10-KSB, these persons, namely, Mr. Coombs, have been subject to the requirements of Section 16(a). Easy Golf has informed Mr. Coombs of his obligations under Section 16(a) and he is otherwise aware of them. Further, the Company has set up a procedure whereby periodically it will
(i) notify these persons or other future directors, officers, affiliates or "control persons" of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons will need to file with the Commission;
(iii) request written representations from them that no other filings or disclosures were required or necessary; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year.

Director and Officer Liability Limitations.

Our Articles of Incorporation and Bylaws, both of which were exhibits to our original registration statement on Form 10-SB, limit the personal liability of directors, officers and our shareholders to the full extent allowed by Nevada law. This is a risk factor that an investor or potential investor should consider because it means that a disgruntled or injured investor's remedies may not be as significant or meaningful as might otherwise be the case in the absence of these statutory and common law protections.

ITEM 10.   EXECUTIVE COMPENSATION.

Because there is no compensation to disclose under this Item, we have not prepared a Summary Compensation Table as would otherwise be required.

We have NOT adopted a bonus, stock option, profit sharing, or deferred compensation plan of any sort for the benefit of our employees, officers or directors. This, however, does not mean that we will not do so in the future. Further, we have not entered into an employment agreement of any kind with any of our directors or officers or any other persons and no such agreements are anticipated in the immediate or near future.

Absence of Management Employment Agreements and Compensation.

We do not at this time pay any of our officers any salary. We do not provide any other benefits to our officers. We do not have any written agreements with any of our officers and directors. Each of our officers and directors may engage in other businesses, either individually or through partnerships, limited liability companies, or corporations in which they have an interest, hold an office or serve on boards of directors. All officers and directors have, or will have, other business interests to which they devote their time. Because Mr. Coombs has full-time employment as an attorney and otherwise currently serves on the board of a mining exploration company, he will probably devote no more than between 1% and 10% of his time to us and our affairs. We believe that this will amount to approximately 5 to 10 hours per week.

Other Key Advisors and Consultants.

Easy Golf has access to several outside professional firms that can counsel us and provide important advice during our exploration stage. The terms of engagement of these firms will be determined from time to time as their services may be required. At present, we have no "key advisors" or "consultants."

Remuneration of The Board of Directors.

Mr. Coombs currently does not receive any compensation, but may receive compensation for his services as determined in the future. This is also true of any officers or directors that join Mr. Coombs on the board of us in the future. As stated above, all directors are entitled to be reimbursed for out-of-pocket expenses incurred by them in behalf, or for the direct benefit, of the Company.

Absence of Keyman Life Insurance.

Easy Golf does not own life insurance covering the death of any officer, director or key employee. Based on our lack of capital, the fact that Mr. Coombs is NOT an expert in marketing or the golf industry in general, and the existence of other, capital-driven priorities, it is highly doubtful that we would spend money towards key man life insurance, even if we had sufficient cash on hand for this purpose.

Indemnification of Our Officers and Directors.

Nevada corporate law in general and applicable provisions of our existing Bylaws, authorize us to indemnify any director, officer, agent and/or employee against certain liabilities and to the full extent allowed under Nevada law. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. Indemnifying and/or insuring officers and directors from the increasing liabilities and risks to which such individuals are exposed as a result of their corporate acts and omissions could result in substantial expenditures by Easy Golf, while preventing or barring any recovery from such individuals for the possible losses incurred by the Company as a result of their actions. Even assuming that we could afford it, we have no plans to obtain any officer or director (D&O) liability insurance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, to the best of our knowledge, as of the date of this document, with respect each person known to be the owner of more than 5% of common capital stock of us, each director and officer, and all executive officers and directors of the Company as a group. As of our fiscal year end and the date of this document, there are 3,506,428 common capital shares issued and outstanding.


                                                                 Percent of
                                         Number of Shares of   Ownership of
                                                Common Stock   Common Stock
Name of Beneficial Owner                 Beneficially* Owned    Outstanding
----------------------------           ---------------------   ------------
John Michael Coombs (1)
2435 Scenic Drive
Salt Lake City, Utah 84109                     2,947,084(2)         84%

Directors and officers as a
 group (1 person only)                         2,947,084            84%

* Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are also deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Having said this, the Company has no outstanding stock options, warrants or compensation plans of any kind.

(1) Mr. Coombs is the president, secretary/treasurer, CEO, CFO or chief financial officer, chief accounting officer, and chairman of the board of the Company. This is permitted under Nevada law. Mr. Coombs has been an officer and director of us for over 5 years or since the summer of 2001. Since April 22, 2005, when the merger/change of domicile transaction became effective by operation of law, Mr. Coombs has been our only officer and director. Prior to that time and in between the time that Mr. Reo Cutler and his daughter, Linda Blaylock, served on our board, that is, prior to 2001, our other officers and directors were Mr. Coombs's wife, Dorothy Coombs, and Mr. George J. Cayias.

(2) This figure includes the 2,905,417 "restricted" shares acquired by Mr. Coombs pursuant to the March 10, 2005, exclusive Licensing Agreement with us, a transaction that was NOT an arms length transaction. These 2,905,417 "restricted" shares are subject of an Investment Letter signed by Mr. Coombs and none of such shares are eligible for transfer or resale in the absence of an effective registration statement covering such shares, or an available exemption, all as contemplated in Item 201(a)(2) of Regulation S-B. The total figure of 2,947,084 shares owned by Mr. Coombs includes 41,667 shares that Mr. Coombs had previously acquired in the open market in the 1980's. Our transfer agent has marked or noted these separate 41,667 shares on its records as "control" shares and therefore, in order to sell or otherwise dispose of these additional shares, Mr. Coombs must similarly either register these additional shares with the Commission or have a lawful exemption from registration, just as with his 2,905,417 "restricted" shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except for the acquisition of our marketing and other rights by virtue of the Exclusive Patent and Trademark Licensing Agreement ("License Agreement") we entered into on March 10, 2005, an agreement in which our president and only director owned such rights, there have been no other transactions between us and any directors or officers or any member of any such person's immediate family. That is to say, the License Agreement is the ONLY transaction involving us that has NOT been "at arm's length." The terms of the License Agreement were deemed fair and reasonable in the judgment of our previous three-person Board of Directors on the basis of Mr. Coombs's actual cost in the rights conveyed and assigned by the License Agreement, a right and power that Boards of Directors have under Nevada state law. The Board of Directors also believed, on March 10, 2005, that the License Agreement terms given to and negotiated with the Company are just as fair as they would have been to any interested but unrelated third party. This decision is again within the discretion of a Board of Directors under Nevada law. We might point out that no credit was given in the transaction for the potential of Mr. Coombs's invention; instead, the stock given as consideration in exchange for the License Agreement was based on Mr. Coombs's hard, out-of-pocket costs in the invention itself.

As is also disclosed in footnote (2) of Item 11, Part III, above titled "Security Ownership of Certain Beneficial Owners and Management" and as is further disclosed near the end of Item 9 above titled "Directors and Executive Officers, Promoters and Control Persons," Mr. Coombs is the Licensor under our License Agreement. Because Mr. Coombs was on our Board of Directors and was an officer of us at the time we entered into such License Agreement, and because he was related to other persons serving on the board of us at that time, such transaction, though deemed fair nonetheless, was NOT an arms length business transaction.

As disclosed elsewhere above, our president, chairman of the board and majority stockholder, Mr. Coombs, has agreed to advance us sufficient funds to ensure that we remain current in our "reporting" obligations with the Commission and also as necessary to implement and carry out our Plan of Operation above. These advances do NOT bear any interest and while there is no written agreement in this regard between Mr. Coombs and us, both we and our sole officer and director consider his agreement to advance us money as a legal obligation. If at such time as we would become profitable, if we ever do, we would consider paying Mr. Coombs back-interest on his advances but only if doing so would have no material impact on our capital resources and liquidity. Having said this, if we became profitable, we plan spending any earnings on continued advertising campaigns as opposed to spending such money on the payment of back-interest. Because of Mr. Coombs's stock ownership interest in us, spending earnings on advertising as opposed to using it to pay him back-interest would be in his best interests as well.

Like any other corporate officer or director, each director and officer is subject to the doctrine of usurpation of corporate opportunities only insofar as it applies to business transactions in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our minutes. If any director or officer is presented in the future with a business opportunity that may conflict with business interests identified by us, such an opportunity must be promptly disclosed to the Board of Directors and otherwise made known to us. In the event that the Board rejects an opportunity so presented, and only in that event, can one of our officers or directors avail himself or herself of such opportunity. In spite of these eventualities, every effort will be made to resolve any conflicts that may arise in favor of us and our stockholders. There can be no assurance, however, that these efforts will be successful. As a Nevada corporation, we are obligated, among other things, to comply with the provisions of Nevada law, NRS 78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors." We are not aware of any such conflicts of interest at this time and to be more specific, we are not aware of any opportunity whatsoever that we would reject and that Mr. Coombs would likely engage in or take advantage of.

ITEM 13.   EXHIBITS.

The following Exhibits are filed as a part of this Annual Report on Form 10-
KSB:


Exhibit
Number           Description*

10.1 Exclusive Patent, Trademark and Tradename Licensing Agreement dated March 10, 2005

31       Sarbanes-Oxley Section 302 Certifications

32       Sarbanes-Oxley Section 906 Certification

* Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to the foregoing Exhibits.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered us by Chisolm, Bierwolf & Nilson, Certified Public Accountants, for the years ended June 30, 2006 and 2005 are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

                               YEAR 2005          YEAR 2004

AUDIT FEES                     $ 3,765             $  3,795
AUDIT-RELATED FEES                   -                    -
TAX FEES                             -                    -
ALL OTHER FEES                       -                    -
                               -------             --------
     TOTAL                     $ 3,765            $   3,795


Audit fees for our 2005 fiscal year ended June 30, 2006 and our 2004 fiscal year ended June 30, 2005 were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-QSB, consents and other assistance required to complete the year-end audit of our consolidated financial statements.

Audit-Related Fees as of the years ended June 30, 2006 and 2005 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended June 30, 2006 and 2005 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended June 30, 2006 and 2005.

As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have, at this time, audit committee pre-approval policies and procedures.

                          SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, EASY GOLF CORPORATION has duly caused this Annual Report on Form 10-KSB for its fiscal year ended June 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

                 EASY GOLF CORPORATION, Issuer



Dated: 9/21/2006             By:   /s/ John Michael Coombs
                              -----------------------------------------------
                              John Michael Coombs, Chairman of the Board,
                              President, Chief Executive Officer (CEO), Chief or Principal Financial Officer (CFO), and Principal Accounting Officer, Secretary and Treasurer