Form 10QSB
period 2006-09-30
Easy Golf CORP
filed 2006-11-13
CIK 1345479

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

         For the first quarter ended September 30, 2006

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

     Class                          Outstanding as of November 9, 2006
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

                 PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           EASY GOLF CORPORATION
                           (fka Bio-Thrust, Inc.)
                       (A Development Stage Company)
                               BALANCE SHEETS

                                               September 30,     June 30,
                                                    2006           2006
                                               ------------   ------------
                                                (Unaudited)
ASSETS

Current Assets
 Cash and cash equivalents                     $          -   $         56
 Inventory                                            3,211          3,430
                                               ------------   ------------
Total Current Assets                                  3,211          3,486

Other Assets
 Deposit                                                116            116
 License rights, net                                  3,605          3,721
                                               ------------   ------------
   Total Other Assets                                 3,721          3,837
                                               ------------   ------------
   Total Assets                                $      6,932   $      7,323
                                               ============   ============

                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
 Bank Overdraft                                $          7   $          -
 Accounts payable                                     3,904          6,060
 Advances from stockholders                          31,349         23,017
                                               ------------   ------------
   Total Current Liabilities                         35,260         29,077

Stockholders' Equity
 Common Stock -  $0.001 par value, 50,000,000
  shares authorized 3,506,428 issued and
  outstanding in 2006 and 2005                        3,506          3,506
 Additional paid-in capital                         426,314        426,314
 Accumulated Deficit                               (425,170)      (425,170)
 Deficit accumulated from April 2, 2004,
  date of inception and development stage           (32,978)       (26,404)
                                               ------------   ------------
   Total Stockholder's Equity                       (28,328)       (21,754)
                                               ------------   ------------
   Total Liabilities and Stockholders' Equity  $      6,932   $      7,323
                                               ============   ============


 The accompanying notes are an integral part of these financial statements

                           EASY GOLF CORPORATION
                           (fka Bio-Thrust, Inc.)
                       (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                             For the Period
                                                                  From
                                                              April 2, 2004
                                                           (Date of inception
                                                           of the Development
                               For the Three Months Ended    Stage) through
                                     September 30,            September 30,
                                   2006           2005            2006
                              ------------    ------------    ------------

Sales                         $         95    $          -    $        282
Cost of Goods Sold                      34               -             104
                              ------------    ------------    ------------
Gross Profit                            61               -             178

Operating Expenses
  General & Administrative           6,519           4,925          31,782
  Research & Development                 -               -             328
  Amortization                         116               3           1,046
                              ------------    ------------    ------------
Total Operating Expenses             6,635           4,928          33,156
                              ------------    ------------    ------------
Net Operating Loss                  (6,574)         (4,928)        (32,978)

Other Income (Expense)
  Interest and dividend income           -               -               -
                              ------------    ------------    ------------
Loss Before Income Taxes            (6,574)         (4,928)        (32,978)

Benefit (Provision) for
Income Taxes                             -               -               -
                              ------------    ------------    ------------
Net Loss                      $     (6,574)   $     (4,928)   $    (32,978)
                              ============    ============    ============

Basic Loss per Share          $      (0.00)   $      (0.00)   $      (0.02)
                              ============    ============    ============
Weighted Average Common Shares
Used In Per Share Calculations   3,506,428       3,517,678       2,066,421
                              ============    ============    ============



 The accompanying notes are an integral part of these financial statements.

                           EASY GOLF CORPORATION
                           (fka Bio-Thrust, Inc.)
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                             For the Period
                                                                  From
                                                              April 2, 2004
                                                           (Date of inception
                                                           of the Development
                               For the Three Months Ended    Stage) through
                                     September 30,            September 30,
                                   2006           2005            2006
                              ------------    ------------    ------------

Cash flows used in operating
activities:
  Net income (loss)           $     (6,574)   $     (4,928)   $    (32,978)
  Adjustments to reconcile net
  loss to cash used in
  operating activities
   Amortization                        116               3           1,045
  Changes in operating assets and
  liabilities:
   (Increase) Decrease in Inventory    219               -          (3,211)
   (Increase) Decrease in Deposits       -               -            (116)
   Increase (Decrease) Accounts
   payable                          (2,156)           (313)          3,904
   Increase (Decrease) Bank
   overdraft                             7               -               7
                              ------------    ------------    ------------
Net cash used in operating
activities                          (8,388)         (5,238)        (31,349)

Cash flows from investing
activities:
                                         -               -               -
                              ------------    ------------    ------------
Net cash flows provided by
investing activities                     -               -               -

Cash flows from financing
activities:
  Advances from stockholders         8,332           5,080          31,349
                              ------------    ------------    ------------
                                     8,332           5,080          31,349
                              ------------    ------------    ------------
Net increase in cash                   (56)           (158)              -

Cash and cash equivalents at
beginning of period                     56             186               -
                              ------------    ------------    ------------
Cash and cash equivalents at
end of period                 $          -    $         28    $          -
                              ============    ============    ============



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

On April 11, 2005, the Company and Easy Golf Corporation entered into a Plan and Agreement of Merger the purpose of which was to change the Company's domicile to Nevada and to change the Company's name to Easy Golf Corporation. In the agreement, the surviving corporation would be the newly formed Nevada corporation (Easy Golf Corporation). One share of common stock in Easy Golf Corporation was issued for twelve shares of common stock of Bio-Thrust, Inc. The initial one hundred shares of common stock originally issued to Bio-Thrust, Inc. were cancelled as part of the merger agreement

Business Condition. As shown in the financial statements, during the three months ended September 30, 2006, the Company had a loss of $6,574 and used cash from operations of $8,395. The general and administrative expenses for the three months ended September 30, 2006 were a significant drain on the Company's capital due to filing requirements promulgated by the Securities and Exchange Commission and activities to market The "Swing-Channel " Golf Mat the proprietary technology acquired in February 2005 (see Note 2). No additional funds have been raised as of September 30, 2006. The Company's ability to move from the development stage is dependent upon the ability to obtain additional debt or equity financing, or to generate sufficient cash flow from operations and to ultimately obtain profitable earnings.

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

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   CONTINUED

Stock Based Compensation. The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard No. 123 R "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company had adopted the disclosure only provisions of SFAS No. 123 R, and accordingly, the Company has elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.

Inventories.   Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method.

License Rights and Amortization.     In accordance with Financial Accounting
Standards Board Statement 142, "Goodwill and Other Intangible Assets", license rights are carried at cost and are amortized over their estimated useful lives of 10 years. There are currently no intangible assets owned for which an indefinite life would be expected. The carrying value of the license rights are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value. Amortization expense for the three months ended September 30, 2006 and 2005 was $116 and $3, respectively.

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

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recently Enacted Accounting Standards. In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement includes specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID
FINANCIAL INSTRUMENTS   AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140. This
Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of SFAS No. 155 did not have an impact on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF
FINANCIAL ASSETS   AN AMENDMENT OF FASB STATEMENT No. 140. This Statement
amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's financial statements.

NOTE 2 INVENTORIES

Inventories consisted of the following:

                             September 30       June 30
                                2006             2006

         Finished goods       $    3,211    $     3,430
         Raw materials                 -              -
         Work in process               -              -

                              ----------    -----------
         Total                $    3,211    $     3,430
                              ==========    ===========

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS

NOTE 3   INTANGIBLE ASSETS

Intangible assets at September 30, 2006 and June 30, 2006 are carried at cost and consist of the following:

                                            September 30       June 30
                                                2006             2006

          License rights                     $   4,650       $   4,650
          Less: Accumulated amortization        (1,045)           (929)
                                             ---------       ---------
          Total                              $   3,605       $   3,721
                                             =========       =========

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

As indicated in Note 1, on April 11, 2005, the Company entered into a Plan and Agreement of Merger with Easy Golf Corporation. In the agreement, the surviving corporation would be the newly formed Nevada corporation (Easy Golf Corporation). One share of common stock in Easy Golf Corporation was issued for twelve shares of common stock of Bio-Thrust, Inc. The initial one hundred shares of common stock originally issued to Bio-Thrust, Inc. were cancelled as part of the merger agreement. The equity section of the balance sheet for June 30, 2005 is restated to show the effects of the reverse split.

NOTE 6   RELATED PARTY TRANSACTIONS

Related Party Advances. During the period from inception of the development stage April 2, 2004 through September 30, 2006, an officer and shareholder of the Company has advanced the Company $31,349 to pay operating costs of the Company. The advances bear no interest and are due on demand.

Management Compensation. For the three months ended September 30, 2006 and 2005, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 8   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of the temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2006 an unused operating loss carryforward of approximately $32,978 which may be applied against future taxable income and which expires in various years through 2027. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets are approximately $4,947 and $4,000 as of September 30, 2006 and June 30, 2006, respectfully, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $947 and $739 during the three months ended September 30, 2006 and 2005.

NOTE 9   LOSS PER SHARE

The following data show the amounts used in computing loss per share:
                                                            Cumulative from
                                                          the Inception of the
                                                            Development Stage
                                                                on April 2,
                             For the Three Months Ended        2004 through
                                    September 30,              September 30,
                                2006             2005              2006

   (Loss) from continuing
   operations available to
   common stockholders
   (numerator)              $   (6,574)      $   (4,928)      $  (32,978)

   Weighted average number
   of common shares
   outstanding used in
   earnings per share
   during the period
  (denominator)              3,506,428        3,517,678        2,066,421

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS

NOTE 9   LOSS PER SHARE  - CONTINUED

Dilutive loss per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

We are a start-up, internet-based eCommerce company that offers and sells a newly designed and invented specialty golf training aid which teaches a person to hit a golf ball straight. This product is called "The Swing-Channel (R) Golf Mat." During August, we received a Certificate of Registration from the U.S. Patent and Trademark Office informing us that our federal trademark and trade name application to register the phrase "SWING-CHANNEL" had finally been officially granted. We are now entitled to put the registered trademark symbol next to the phrase SWING-CHANNEL on our website and on all of our product and promotional literature.

In August of 2005, over a year ago, we applied for a utility patent with the U.S. Patent and Trademark Office. This patent application remains pending.

Our website is www.easygolf.biz or www.swingchannelgolf.com and it is hosted by Yahoo! Approximately one year ago, we were able to perfect our product so that it is now available for sale in interstate commerce. Also, because we were only able to offer our product for sale after the previous year's golf season was over, we have only had the opportunity to offer our product for sale during one actual or typical golf season, namely, the summer of 2006. During our first quarter ended September 30, 2006, we reduced or minimized our advertising campaigns on Google AdWords and Yahoo! Search Marketing because we concluded that we were only attracting curious "internet surfers" and people who were neither golfers nor interested in buying golf training aid products. We were thus generating a lot of website hits but no sales. We believe this is typical of Yahoo! and Google pay-per-click advertising. Accordingly, starting on or about September 21, 2006, we began on-line ad campaigns with AdSonar, a service that allows the advertiser to pick and choose specialty websites with whom it wants to advertise directly. For example, one can advertise on sports channel websites such as ESPN, specific golf-related websites of your choosing, and PGA-sponsored websites. For information in this regard, reference is made to www.adsonar.com or www.quigo.com. This is explained in greater detail below. So far, these efforts have generated but one sale during our first quarter and one sale, so far, during the second quarter. During our first quarter, we also gave away several of our golf training aid products for promotional purposes.

Selected Financial Data.
------------------------

Because we have not been operating long enough to generate significant sales, selected financial data would not be particularly meaningful. Reference is made to our financial statements included in Item 1 above.

Since our emergence from some-15 years of dormancy, we have incurred accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring our golf properties, and the preparation and filing of a Form 10-SB registration statement filed with the Commission nearly a year ago. Since our re-emergence from dormancy over two years ago on April 2, 2004, and excluding the $6,976.15 in patent attorney's fees incurred by our officer and director in his individual capacity and which we ran through our books and records for convenience, we have incurred total expenses or accumulated deficits, as of September 30, 2006, of $32,978.. Funding of these and other expenses was from working capital provided by our only officer and director, namely, Mr. J. Michael Coombs, a person who, because of his 84% ownership interest in us, has an obvious vested interest in seeing us successfully market our product. As of the same date, namely, the end of our first quarter ended September 30, 2006, we had $56 in our checking account. As of the date of this quarterly report, we have $990 in our checking account. Since the end of our first quarter ended September 30, 2006, and other than the accounting fees necessary to prepare this Report, we have incurred no additional or unusual fees or expenses that are not in the ordinary course of our business.

Liquidity and Capital Requirements.
-----------------------------------

At September 30, 2006, we had $56 in our checking account. As of the date of this Quarterly Report, we have $990 in our checking account. What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is, and has been, funded by personal advances from an officer and director. These advances do not require interest payments at the present time and, unless we become profitable, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. Mr. Coombs's loans are considered or designated as "advances," inasmuch as they do not bear interest. At present, there are no plans to charge interest. In the event we modify our oral agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable and could afford to pay interest. Though we have nothing definitive in writing with Mr. Coombs, we consider Mr. Coombs's obligation to advance us money to maintain our reporting obligations a legal obligation of his upon which both we and investors can rely.

During the quarter, our only officer and director, Mr. Coombs, advanced us $7,725 in cash in our bank account. During the quarter, Mr. Coombs also advanced us an additional $383.63 in advertising expenses and $119.85 in website hosting costs. These advances by our officer and director during the quarter total $8,228.48. We recently applied for and obtained a corporate credit card and therefore, Mr. Coombs will no longer have to account to us for charges made on his personal credit card for our benefit.

On October 11, 2006, after our first quarter had ended, Mr. Coombs advanced us another $4,000 in order to pay $3,277.45 owed for charges made during September on our Easy Golf credit card and which were due to be paid on October 12. The $3,277.45 constitutes $2,500 paid JV Associates, a golf specialty advertising firm mentioned in further detail below, $325.45 paid Google AdWords, $400 paid Yahoo! Search Marketing, and $51 paid for promotional activity at Stonebridge and Glendale Golf Courses. All of this debt was incurred on our corporate credit card during the quarter but paid in the second quarter beginning October 1, 2006.

We will be able to satisfy our cash requirements for not only the next 12 months but at least for the next two (2) years in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within at least two years, we should be able to successfully carry out our business plan. See the section titled "Plan of Operation" below. Having said this, we are unable to guarantee that upon the expiration of two years from now, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next two years, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond the next two years. If management does not desire to loan or advance us sufficient funds to continue beyond the next two years for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.

The amount of money necessary to implement and carry out our business plan over the next fiscal year is as follows: The cost of maintaining our website hosted by Yahoo! is currently $39.95 per quarter or $120 per year. Over the next year, and because we have the capability of generating our quarterly and annual reports "in-house," we have budgeted no money to be spent in this regard in legal fees. With respect to our annual "in-house" accounting and outside, independent auditor fees and costs, we have budgeted as much as $6,600. We are also budgeting Edgarization costs and fees of at least $200 per quarter and $500 for our Annual Report on Form 10-KSB. In the normal course of business, we anticipate spending at least $1,000 per year on Edgarization costs and expenses. Finally, we have budgeted approximately $500 per year in annual transfer agent fees and costs; $300 of this figure is our annual stock transfer agent maintenance fee. Other transfer agent costs and fees will ordinarily be the obligation of each shareholder submitting his or her shares for transfer. Finally, in December 2005, we obtained a products liability insurance policy at a cost of $914.38 per year. This policy comes up for renewal next December 15. This means that we anticipate that approximately $10,000 in cash per year shall be necessary to satisfy our minimal cash requirements.

We currently have no sources of financing, including bank or private lending sources, or equity capital sources. For the time being, we do not require such sources. If we are able to generate the sale of an average of a mere 16.66 mats per month, we can pay for $1,000 of Internet or other advertising expenses each month. Since no one knows who we are and we and our product are both essentially unknown, we are hopeful that we may be able to accomplish this short term goal by the end of this-coming golf season, that is, once our name and our product get better known in the marketplace and some of our Internet advertising takes hold, including the promotional efforts we have hired JV Associates in Monte Vista, Colorado, to undertake over the next year on our behalf.

Receipt of Certificate of Registration of Our Application for Trademark and Trade Name from the U.S. Patent and Trademark Office.
-----------------------------------------------------

During late August, we received a Certificate of Registration from the U.S. Patent and Trademark Office (USPTO) relative to our March 2005 application for a federal trademark and trade name of the phrase "Swing-Channel." This federal trademark and trade name was applied for by our licensor for use in the golf industry, particularly for use in connection with golf training aids. The serial number of this trademark is 78/577944. The mark itself is "SWING-CHANNEL" (standard character mark). Now that we have a federally "registered" trademark and trade name, we will be able to use the registered trademark designation or insignia, namely, a capital "R" with a circle around it, next to the phrase SWING-CHANNEL on our website and in all of our documentation, labeling and promotional literature.

Submission of Application to the NASD for an OTCBB Symbol.
----------------------------------------------------------

Having filed our Annual Report on Form 10-KSB in September for our fiscal year ended June 30, 2006, we soon thereafter applied for an Over the Counter Bulletin Board (OTCBB) symbol through a local stock brokerage firm. This is perhaps the most exciting development of the quarter. We could have applied sooner; however, we wanted to wait until we had audited financial statements for our fiscal year ended June 30, 2006. We do not know how long it will take to get a symbol. The NASD responded on October 16, 2006, with 15 comments.
We have since responded to those comments. We do not know how long it will be before they respond to our response letter. We believe they are obligated by law to respond in approximately 21 days.

Sales During the Quarter.
-------------------------

Though we did considerable "on-line" advertising during the quarter, we unfortunately had but one sale to an individual in Ohio that resulted in gross income of $94.95. We are very disappointed in this. We attribute this to the fact that our product has not been on the market long, it does not yet have significant market recognition or presence, and it is not currently carried in retail golf and sporting goods stores or catalogues, including the fact that it was not, during the quarter, carried on any other golf-related website or retail store website with the exception of our own website and a distributor's website, www.sportstrainingaids.com. This has caused us to conclude, as set forth further below in the section titled "Plan of Operation," that advertising on Yahoo! and Google on a pay-per-click basis is not what it is cracked up to be and that, in large measure, it is a waste of money.

Expenses Incurred With Our Transfer Agent.
------------------------------------------

During the quarter, we incurred $150 as an audit response fee with our transfer agent, Fidelity Transfer Company located here in Salt Lake City. We also incurred another $125 with our transfer agent for providing a certified shareholder list to a local securities broker-dealer who, during October, submitted our Information Statement to the National Association of Securities Dealers, Inc. (NASD) and applied for an OTCBB symbol for us. This shareholder list is provided to the NASD.

PLAN OF OPERATION

Our principal business plan is to promote, market and sell our golf training aid product known as "The Swing-Channel Golf Mat" initially on the Internet through our custom-built website, and later, if we can arrange it, through distributors and specialty websites that only offer and sell golf-related products. Currently, we only have one on-line distributor, www.sportstrainingaids.com. If we can generate enough sales to pay for colored retail box artwork and packaging, we would eventually like to see our product carried in sporting goods retail stores around the United States and Canada, possibly Great Britain. Because this is a new product and we are a start-up enterprise, the sporting goods and golf industry is totally unfamiliar, at this stage, with our product. For this reason, we believe it will take time for our product to "catch on" and for any significant or meaningful sales to occur. We believe that we must be patient in this regard.

Our Website.
------------

We maintain a custom website hosted by Yahoo! Merchant Solutions. Our website address is: www.easygolf.biz. Through our exclusive license agreement, and in addition to the domain name, www.easygolf.biz, we have also licensed the following 9 domain names: www.easyhittinggolf.com, www.easyswinggolf.com, www.easyswinginggolf.com, www.straighthittingolf.com, www.straightswinginggolf.com, www.swing-channel.biz, www.swing-channel.com, www.swingchannel.biz, and www.singchannelgolf.com. If a person types in one of these 9 domain names as a web address, he or she is taken directly to our website. Our website hosting service is under Yahoo!'s Merchant Starter Program. Yahoo! Merchant Solutions offers three alternative website hosting services, each of which depends on the amount of gross sales in a month period that the merchant generates.

Product On-Hand/Inventory.
--------------------------

About a year ago we purchased one roll of green, Athletic Sports Turf material. This roll is 101 ft. by 12 ft. or 1,212 sq. ft. This roll cost us $2,420 and because our Mat is 24 inches by 52 inches, this is enough Athletic Sports Turf material to make a total of 138 Mats. We have also inventoried several hundred rubber tees or barricades, all of myriad sizes, 16 of which are incorporated into, and shipped with, each Mat. The several hundred rubber barricades we currently have in stock cost us $1,205. We purchased all of these materials through our carpet wholesaler, Robison Distributing Co., Inc., who purchased them directly from the respective manufacturers. We are buying these materials from Robison Distributing directly so that we can pay them Utah sales taxes. This dispenses with the requirement on our part to independently calculate "use taxes" to pay over directly to the Utah State Tax Commission. A consumer or buyer of goods in Utah either pays "sales taxes" or "use taxes," but not both. We thus have had nearly $4,000 of material in inventory with which to make Swing-Channel Golf Mats upon receipt of future orders. In the event we run out of material, we can order and then receive new material within at least 3 days. We have other supply sources for these materials but at present, we believe these are our best and most inexpensive sources.

During the quarter, we sold 1 Mat on-line and we gave away a total of seven
(7) Mats for promotional purposes. We thus have sufficient material remaining on hand, according to our calculations, to make between 120 and 122 Mats.

Our Plan Over the Next 12 to 18 Months.
---------------------------------------

Our current suggested retail price on our mat is $79.95, plus $15 for shipping and handling anywhere in the U.S. or Canada. To enhance or increase sales volume, we are considering offering reduced price specials on our website, though we haven't done so to date. Over the last several months, we have sought to determine the best price to charge for our product. At present, we believe that $79.95 is a fair price for what we offer. We believe that people will pay a lot more than $79.95 to learn to hit a golf ball straight and we believe and submit that our product works. Conversely, we believe that for most people, $79.95 is a lot of money. We can make no assurance that this opinion as to the fair price or value of our product will not change. If, after another golf season, namely, the 2007 season, we are unable to generate sales at $79.95, we will have no choice but to consider offering our product for less. We may also consider special offers of two or three for a substantially reduced price.

The foregoing paragraph is not to ignore that if we sell our product in bulk to a national golf or sporting goods chain, or even a specialty golf website, or even high schools or colleges, a market that we only recently discovered, we will probably be required to sell our product, on a wholesale basis, that is, for less than $79.95. At present, we do not yet know what a national golf or sporting goods chain, or even a specialty golf website, let alone schools, would be willing to buy our product for.

There is little doubt that future Internet sales of our product will be driven by the amount of money we are able and willing to spend on advertising and promotion. During the next 12 to 18 months, we will actively pursue enhancing sales of our specialty golf training aid on-line. Our second phase plan of operation will be to obtain retail colored boxes for the purpose of putting our product in retail stores around the country and in large national retail store catalogues, many of which have told us that they will not list our product in their catalogue if it isn't suitable for their retail store or they aren't already carrying it in one of their retail stores. Our third phase plan of operation, assuming that the first two phases are successful, will be to (1) develop and market additional golf training aids that we invent, (2) to offer and sell other golf training aids made by others on our website through licensing arrangements, and/or (3) to acquire other properties, products or companies that offer and sell such products on-line. This third consideration is highly speculative at this stage and is otherwise in the far distant future. For the time-being, and because at a price of $79.95 our profit is approximately $50 to $55 per Mat (depending on volume), we want to focus our efforts on selling our own product on-line and through on-line distributors and drop-shippers. If advertising in limited fashion on AdSonar, Google AdWords, Yahoo! Search Marketing, Website Pros, Ebay or any other website services we discover and use prove successful, we will do what we can to increase such sales by advertising in those particular venues more aggressively. At the same time, if our initial on-line advertising strategy proves sufficiently successful, and recently, advertising on Google and Yahoo! in particular has proved unsuccessful, we will then use the capital generated thereby to also place ads in recognized golf magazines. Golf Digest, for example, has a circulation of 1.6 million golfers. Golf Range Magazine, a wholesale magazine distributed to driving range and golf course owners around the country, has a circulation of between 12,000 and 16,000. Other national golf-related magazines are Golf Magazine and Links. There are at least 2 British golf magazines available in the magazine racks at Barnes & Noble. Further, there are golf magazines that only advertise golf products such at Golfsmith (www.golfsmith.com) and Edwin Watt's Golf (www.edwinwattsgolf.com). If this supplemental strategy proves successful, and we generate even more earnings from these particular efforts, we will consider spending the money for the development of a suitable retail colored box for use in retail stores. If this proves successful, we will ultimately consider shooting a 15 or 30 second television commercial and running it on the Golf Channel available on Cable TV, Dish Network and DirectTV. In this latter regard, and though we lack the capital at the present time to expend for this purpose, we have actually contacted an advertising agency in London, England, that we found on-line and which specializes in inexpensive, short, humorous commercials and which thinks we could make a short, funny ad for approximately $5,000, taking advantage of the notion of people who hit a golf ball everywhere but straight. This latter marketing concept is in the far distant future and at the present time, we believe it highly unlikely that we would shoot a television commercial, let alone pay to run it on the Golf Channel.

OUR CURRENT MARKETING AND ADVERTISING STRATEGIES.

As stated above, our basic marketing plan through the end of the 2007 golf season, is to aggressively seek out drop-shippers, on-line distributors and specialty golf or sports websites willing to carry our product. Then if money becomes available for such purpose, to devise and obtain the artwork and bar code for the design and completion of a colored retail box.

To accomplish our on-line mat sales marketing ideas, we plan to continue our limited advertising campaigns on (1) Google AdWords, (2)Yahoo! Search Marketing, (3) Website Pros, an affiliate of Discover Card, (4) Ebay, (5) AdSonar, a new service described below, and (6) others we come across that we determine are worthwhile and productive advertising venues for us and our product. We also plan to continue using the services of our new marketing consultant or advisor, JV Associates, located in Monte Vista, Colorado. We will also entertain the idea or prospect of using additional golf consultant marketing experts to promote us and our product.

Hiring JV Associates in Monte Vista, Colorado, a New Golf Products Specialty Promotion Firm.
---------------

During September, we hired a golf specialty advertising and marketing firm known as JV Associates located in Monte Vista, Colorado, for an annual fee of $2,500 to promote our product. JV Associates represents approximately 30% of all new golf products brought to market. They also do regular press releases and other direct mail and email to various vendors. We are hoping that this will be money well spent but we will only know by next September. We are informed by JV Associates that it takes some time to get one's product known and that we have to be patient in this regard.
JV Associates has given us an extensive list of high schools and colleges around the country with golf programs who may be interested in buying our product; however, soliciting them will require direct mail. As of the date of this document, we have not engaged in any direct mail efforts to such schools or anyone else.

Commencement of Pay-Per-Click Advertising on or AdSonar.
--------------------------------------------------------

During the quarter, we were contacted by Quigo Technologies. See www.quigo.com. Quigo owns AdSonar, www.adsonar.com, a service that enables one to do pay-per-click advertising on specialty golf websites, that is, websites solely devoted to sports in general and golf in particular. Since Google and Yahoo! pay-per-click advertising was not working out for want of legitimate buyers of our product, we have decided to give this a try. Accordingly, we authorized AdSonar to charge $500 on our corporate card on 9/20/06. We commenced this service on September 21, 2006, with a $25 per day minimum; however, when the $25 was used up quickly by advertising on certain PGA Tour websites, we discontinued advertising on that particular PGA website, as it was quickly consuming our daily minimums. AdSonar allows you to pick and choose which websites you are willing to advertise on. This has cut down our "clicks" to between $5 and $10 in advertising per day. As of September 30, we had spent $138 for 324 clicks and 358,896 impressions on AdSonar with an average cost of $0.48 per click. This $500 charge will appear on our next corporate credit card statement.

The Retail Packaging Issue.
---------------------------

In our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2006, a report filed in September on Edgar, we discussed the advisability of not spending the money necessary to obtain retail packaging. We have since come to learn through JV Associates, our new promotional consultant, that retail packaging may be the only way to substantially sell product inasmuch as people still buy the large majority of golf products through retail golf stores.
What JV Associates advises is to wait until we get a large order, if we do, and then we can arrange the necessary packaging. The key is to do a lot of checking beforehand and find out exactly what such will cost and who will be able to do it if and when the time comes.

The "Drop Ship" Business.
-------------------------

As a result of our understanding that it would be too expensive at this time to spend between $15,000 and $20,000 for a colored retail box prototype, we have come to believe that our best and most efficient marketing approach for the time being will be to sign up other on-line golf distributors, that is, other golf and sports-related websites willing to offer and sell our product. As stated in previous reports we have filed, this is called the "drop ship" business. To summarize, what this means is that another person would offer our product for sale on their website at our retail price; once they get an order, they communicate the order to us, we ship the product directly to their buyer without having to process or obtain the individual buyer's credit card information, and then we send the distributor a bill at our wholesale price. This can be done on a 30-day net basis.

Providing of Promotional Mats/Efforts to Secure On-Line and Other
Distributors.
-------------

As a result of our hiring JV Associates, we were put in contact Twin Cities Golf at info@twincitiesgolf.com and info@golfconnect.com. We have exchanged emails with them. We are hopeful that we be able to do business with them in a way that will promote our product. JV Associates also advised that we can become linked to two large golf websites for free. These are www.golfhelp.com and www.linksaway.com. We have filled out the on-line form to become linked on these websites but currently have heard nothing further. Www.golfhelp.com is supposedly the most visited golf site on the Internet.

Through JV Associates, and as a result of a press release they did on our behalf, we were contacted by a golf promotional firm known as SGP Operations located in Ellsinore, California. One of its principals was formerly a vice president with the large golf company. We sent them two sample or promotional Mats. They have since communicated back to us that they believe we have a viable product and they have given us an advertising and promotional proposal. At present, and since we just spent $2,500 with JV Associates, we are not interested in spending several thousands of dollars with SPG Operations, though they may well have substantial important contacts in the industry. Nonetheless, we are still interested in understanding all that they have to offer. This remains to be seen and will involve future discussions with them.

At the end of the quarter and as a result of a JV Associates' press release, we were contacted by email and we later sent a promotional Mat to a writer for Golf Magazine. We also sent a promotional Mat to an individual who writes for North Shore Golf Magazine. We have yet to hear from these individuals but are hopeful that they may end up writing favorable articles about our product in their magazines.

During the quarter, we were contacted by a British teaching golf pro and also, a large golf distribution company in Barcelona, Spain. Both wanted samples of our Mat to determine if they would be interested in promoting or distributing them in some fashion in Europe. We obliged and sent them 2 Mats during the quarter.

During the quarter, we also gave a promotional Mat to the trader at a local stock brokerage firm that has agreed to submit a Form 211 to the NASD on our behalf for the purpose of getting an Over the Counter Bulletin Board stock symbol. See heading above titled "Submission of Application to the NASD for an OTCBB Symbol."

Based on the foregoing, we sent out a total of 7 promotional mats during the quarter, a figure which reduces our inventory accordingly.

We also received repeated emails from an individual in Nigeria, Africa, who claimed to be interested in buying 5 or 6 of our mats. Once we quoted him a price and the cost of shipment, we did not hear back from this individual. This individual was insistent on paying us with a credit card and we emailed back that we wanted the money wired into our bank account directly. After communicating this, we heard nothing further.

Following-up with Previous On-Line Distributor Prospects.
---------------------------------------------------------

During the quarter, we heard nothing from a potential distributor located in Jackson, WY, even though we had sent him a sample Mat two quarters ago and have followed up with several emails.

During the quarter, we also heard nothing from another large on-line distributor whom we shipped a sample or promotional Mat last May and with whom we have conversed once and thereafter exchanged several emails. Since this distributor's owner has not furnished us with a telephone number and we can only contact him through email, we are more or less at his disposal. He has not emailed us back in nearly 2 months. Since he first communicated to us that he was interested in our product, we do not understand why he has not responded to our emails.

During the quarter, our only on-line distributor, Patrick McCabe, the owner of www.sportstrainingaids.com, furnished us with the contact information for a forthcoming golf trade show in Orlando, FL. Mr. McCabe communicated that he has generated a lot of business at these shows and has never attended one that didn't pay for itself. We have not decided whether we will spend the money in January to purchase and set up a booth at the Orlando Golf Show in January.
We are informed that the recent Las Vegas golf exposition cost exhibitors $10,000 per exhibit and that there were NOT a lot of members of the public in attendance as everyone who attended had hoped.

Promotional Activities at Golf Courses to Promote Our Product.
--------------------------------------------------------------

During the quarter, our principal, Mr. Coombs, treated a few people to rounds of golf in an effort to promote our Mat and potentially raise money for us. The total cost of these promotional efforts was $208.

Advertising and Website Hosting Costs and Expenses Incurred During the
Quarter.
--------

Throughout the quarter, we advertised on Yahoo! Search Marketing and Google AdWords. Though a total of seven Swing-Channel Golf Mats were shipped to potential retailers and distributors (and one was given to a securities broker-dealer) during the quarter for promotional purposes, there was actually only the one sale. We thus reduced our inventory by a total of 8 Mats. In spite of such negligible sale(s) during the quarter, we incurred Yahoo! Search Marketing expenses of $1,473.61. This total figure involved 4,279 clicks or website hits on Yahoo! at an average cost, during the quarter, of about 34 cents per click. There were also 1,286, 401 "impressions," meaning times or occurrences that people pulled up a page with our ad but whom didn't click on our ad.

During the quarter, we incurred $752.41 in Google AdWords pay-per-click advertising expenses. This total figure involved 1,581 clicks on or through Google at an average cost, during the quarter, of $0.48 per click or website hit. There were also 426,731 "impressions."

Based on the preceding two paragraphs, Mr. Coombs advanced us, through his own credit card, a total of $383.63 for on-line advertising, money not run through our bank account.

As stated above, we have come to the realization that advertising on Google AdWords and Yahoo! Search Marketing is a waste of money. What it does is attract curious "on-line surfers" but not people interested in actually purchasing our golf product. To be sure, we rarely if ever get an email asking a question about our product and the only times we do, it has been from Ebay auction ads.

What we have decided to do, however, is to continue advertising on Google and Yahoo! in very limited fashion by reducing our bids per click down to between 15 cents and 30 cents. This has resulted in daily charges of less than $10 and sometimes less than $5 per day and thus keeps us on both Google and Yahoo! search engines. For this reason and this reason alone, we believe that Google and Yahoo! are worth it but we do NOT intend to again advertise on Google or Yahoo at $1 or 50 cents per click for some-$25 per day in pay-per-click advertising.

Website Hosting Costs and Charges During the Quarter.
-----------------------------------------------------

During the quarter, we were charged $39.95 each month by Yahoo! Merchant Solutions to maintain and host our website.

Discover Card/Website Pros.
---------------------------

Other advertising expenses we incurred during the quarter were internet Yellow Pages-type listings with Website Pros, a service owned by Discover Card.
These expenses totaled $101.68 for August and September and were directly debited out of our checking account. (We had complained earlier about certain service and been allowed a zero charge for July.) Because we had not been seeing the benefit of this service, we called Website Pros an about August 31 and reduced our monthly subscription to national Yellow Pages ads only, thus eliminating local Yellow Pages advertising on the Internet. This reduces our monthly fee from $49.95 to approximately $19 from now on. After talking to Website Pros, we have decided to maintain our listing at the reduced rate in order to rank higher on "generic" searches. Website Pros informed us that if we eliminate our listing with them altogether, we will no longer be found on a lot of search engines. Whether or not this is true, it is probably worth $19 per month to make certain that we don't lose what "generic" Internet listings we have.

Ebay Internet Auctions.
-----------------------

We undertook $26.80 worth of on-line auctions with Ebay during the quarter. This amount was debited directly out of our checking account.

Website Enhancements.
---------------------

During the last quarter ended June 30, 2006, we disclosed that we undertook certain website enhancements to make our website more accessible in a so-called "generic search." These enhancements were completed during our first quarter ended September 30. We believe that these fairly minor website adjustments or enhancements have increased "hits" on our website though we can't be certain because, during this first quarter, we changed our marketing strategy and began pay-per-click advertising on AdSonar, at the same time substantially reducing our ad campaigns on both Yahoo! Search Marketing and Google AdWords.

In addition, because we have received a Certificate of Registration of our trademark and trade name SWING-CHANNEL, it is incumbent upon us to change the little "TM" symbol or insignia next to SWING-CHANNEL on our literature and on our website to a capital "R" with a circle around it. This identifies our trademark and trade name as being registered and thus, federally protected. After we received such Certificate from the U.S. Patent and Trademark Office in late August, we contacted our website designer, Mr. Michael Woodward, a graphic artist in North Carolina. While he is very busy, he indicated that he would go into our website and make those changes for us. In addition, for some time, we have wondered whether our product has had slow sales because the young man demonstrating the product on our home page is wearing short pants and does not really appear as a professional golfer. We don't know for certain. We can only guess. However, we re-took pictures of this individual and sent the pictures, via email, to Mr. Woodward. Mr. Woodward has agreed to put long pants on the demonstrator of our product on our website home page, assuming the prototype home page looks good and we ultimately want to make this change. As of the date of this Report, these small website enhancements or changes have not been done.

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

No Endorsements From PGA Professionals.
---------------------------------------

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

This-Coming Golf Season Sales Targets.
--------------------------------------

Basis: Sales of our Mat at a suggested retail price of $79.95, plus $15 for shipping and handling anywhere in the continental U.S. and Canada

Inventory:     Currently we have enough material in stock and on hand to
               make between 120 and 122 Mats

Intention:     To sell all 120 or 122 Mats we can now make by June
               30, 2007 (basically by the middle of next year's golf season)

Future:        Our initial, short term goal is to sell at least 20 to 25
               Mats per month during the upcoming regular golf season. We currently have no way of predicting or knowing how many Mats the market for our product will absorb or take considering how unknown our product is at the present time

Management intends to strive, over the next 12 months, to market and sell 120 or 122 Mats, all the material for which we currently have in inventory and on hand. In such event, we will then pour those profits into beefed-up or enhanced advertising and promotional campaigns. Our profit on the sale of 120 to 122 Mats would be nearly $7,000, depending upon how many we would be required to sell on a discounted or even wholesale basis. This figure is arrived at on the basis of a $79.95 sales price. This profit figure does not take into consideration Mats that we would ultimately give away for promotional purposes.

Employees, Experts, Consultants and Advisors.
---------------------------------------------

Currently, we have no employees. Employees will NOT be necessary at this stage of our development. Our sole officer and director will perform daily duties as needed. We only intend to hire employees if and when the need develops. In fact, there is nothing really that could occur that would require us to hire employees. Unless processing orders becomes so time consuming for our sole officer and director that he lacks the time to look up the orders and communicate them to our warehouse facility to put a shipping package together, we cannot envision what would occur that would require such. If sales start growing over the next nine months or year and if we are selling 100 mats a month through our website and otherwise, we will likely be required to hire at least one employee to take orders and assist in shipment of product. Since this has not occurred and there is no assurance or current likelihood that it will, we are not in a position to make further projections or estimates in this regard.

At the same time, our sole director and officer, who is NOT a paid employee, intends to defer any compensation that might be due or owed him until such time as capital can be raised from sales.

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed. Right now, we have no need for any outside experts, advisors or consultants. If we engage outside advisors or consultants for any particular purpose in addition to JV Associates, a new golf product marketer whom we hired during the quarter, we will have to make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive agreements as yet to use any additional outside experts, advisors or consultants for any reason. This is because, so far, we do not believe we need to and also, we do not currently have any funds available for such purpose.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

We are not aware of any other information that should be reported on this form that has not been disclosed above.

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

                     EASY GOLF CORPORATION
                            (Issuer)

Dated:  November 9, 2006
                                  /s/ John Michael Coombs

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

Dated:  November 9, 2006

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