Form 10QSB/A
period 2006-03-31
Easy Golf CORP
filed 2006-11-24
CIK 1345479

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                               FORM 10-QSB/A

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

                                   Yes [X] No [ ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     Class                          Outstanding as of November 24, 2006
-----------------                  ----------------------------------------
Common Capital Voting Stock,             3,506,428 shares
$0.001 par value per share

                           EXPLANATORY STATEMENT

We are amending this Quarterly Report on Form 10-QSB for the sole purpose of checking the "shell company" box on the first page, which the NASD recently requested that we do.

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

Liquidity and Capital Requirements.
-----------------------------------

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

Express Obligation of Our Sole Officer and Director to Advance Certain Necessary Funds Over the Next Three (3) Years.
----------------------------------------------

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

Receipt of "Notice of Allowance" from the U.S. Patent and Trademark Office.
---------------------------------------------------------------------------

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

Processing Orders.
------------------

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

Shipping and Handling.
----------------------

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

Product On-Hand/Inventory.
--------------------------

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

Our Current Marketing/Advertising Strategy.
-------------------------------------------

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

This Golf Season Sales Targets.
--------------------------------


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

                        EASY GOLF CORPORATION
                               (Issuer)

Dated:  November 24, 2006
                                  /s/ John Michael Coombs
                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  November 24, 2006
                                  /s/ John Michael Coombs
                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    President, Chief Executive Officer
                                          and CFO (Principal Accounting and
                                          Financial Officer)