Form 10QSB
period 2006-12-31
Easy Golf CORP
filed 2007-02-13
CIK 1345479

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

         For the second quarter ended December 31, 2006

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

     Class                          Outstanding as of February 12, 2007
-----------------                  ----------------------------------------
Common Capital Voting Stock,             3,506,428 shares
$0.001 par value per share

                   FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report filed by Easy Golf Corporation ("Easy Golf," "Company," "us," or "we") constitute statements identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," "plan," and similar words or expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond our control, all of which may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by us in the future. Any forward- looking statements in this document and any subsequent document must be evaluated in light of these and other important risk factors. We do not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                 PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          EASY GOLF CORPORATION
                          (fka Bio-Thrust, Inc.)
                      (A Development Stage Company)
                               BALANCE SHEET


                                                      December 31,  June 30,
                                                          2006        2006
                                                      (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents                           $        105   $      56
Inventory                                                  3,101       3,430
Prepaid insurance                                            881           -
                                                    ------------   ---------
Total Current Assets                                       4,087       3,486
Other Assets
Deposits                                                     116         116
License rights                                             3,489       3,721
                                                    ------------   ---------
Total Other Assets                                         3,605       3,837
                                                    ------------   ---------
Total Assets                                        $      7,692   $   7,323
                                                    ============   =========

                 LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable                                    $      5,880   $   6,060
Advances from stockholders                                38,411      23,017
                                                    ------------   ---------
Total Current Liabilities                                 44,291      29,077

Stockholders' Equity
Common Stock -  $0.001 par value, 50,000,000 shares
authorized 3,506,428 issued and outstanding                3,506       3,506
Additional paid-in capital                               426,314     426,314
Accumulated Deficit                                     (425,170)   (425,170)
Deficit accumulated from April 2, 2004, date of
inception and development stage                          (41,249)    (26,404)
                                                    ------------   ---------
Total Stockholder's Equity                               (36,599)    (21,754)
                                                    ------------   ---------
Total Liabilities and Stockholders' Equity          $      7,692   $   7,323
                                                    ============   =========

The accompanying notes are an integral part of these financial statements.

                      EASY GOLF CORPORATION
                      (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                              For the Period
                                                                   From
                                                               April 2, 2004
                             For the Three    For the Six  (Date of inception
                             Months Ended     Months Ended of the Development
                             December 31,     December 31,   Stage) Through
                         2006      2005    2006     2005  December 31, 2006

Sales                    $   277  $     187 $     372 $     187  $     559
                         -------  --------- --------- ---------  ---------
Total Sales                  277        187       372       187        559

Cost of Goods Sold           135         70       169        70        239
                         -------  --------- --------- ---------  ---------
Total Cost of Goods Sold     135         70       169        70        239
                         -------  --------- --------- ---------  ---------
Gross Profit                 142        117       203       117        320

Operating Expenses
 General & Administrative  8,297      5,043    14,817     9,968     40,079
 Research & Development        -          -         -         -        328
 Amortization                116        116       232       232      1,162
                         -------  --------- --------- ---------  ---------
                           8,413      5,159    15,049    10,200     41,569
                         -------  --------- --------- ---------  ---------
Loss From Operations      (8,271)     5,042)  (14,846)  (10,083)   (41,249)

Other Income
 Interest and dividend
 income                        -          -         -         -          -
                         -------  --------- --------- ---------  ---------
Loss Before Income Taxes  (8,271)    (5,042)  (14,846)  (10,083)   (41,249)

 Benefit for Income Taxes      -          -         -         -          -
                         -------  --------- --------- ---------  ---------
         Net Loss        $(8,271) $  (5,042)$ (14,846)$ (10,083) $ (41,249)
                         =======  ========= ========= =========  =========
Basic Loss per Share     $ (0.00) $   (0.00)$   (0.00)$   (0.00) $   (0.02)
                         =======  ========= ========= =========  =========
 Weighted Average Common
 Shares Used In Per Share
 Calculations          3,506,428  3,506,428 3,506,428 3,506,428  2,511,862
                       =========  ========= ========= =========  =========


The accompanying notes are an integral part of these financial statements.

                          EASY GOLF CORPORATION
                          (fka Bio-Thrust, Inc.)
                      (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                              For the Period
                                                               From April 2,
                                                               2004 (Date of
                                                             Inception of the
                                                               Development
                                    For the Six Months Ended  Stage) Through
                                  December 31,  December 31,    December 31,
                                   2006           2005            2006
Cash flows used in operating activities:
Net income (loss)                     $ (14,846)    $  (10,083)   $  (41,249)
Adjustments to reconcile net loss
to cash used in operating
activities
Amortization                                232            232         1,161
Change in operating assets and
liabilities:
(Increase) Decrease in Inventory            329         (3,568)       (3,101)
(Increase) Decrease in Prepaid
Insurance                                  (880)             -          (881)
(Increase) Decrease in Deposits               -              -          (116)
Increase (Decrease) Accounts Payable       (180)           (80)        5,880
                                       --------        -------      --------
Net cash used in operating
activities                              (15,345)       (13,499)      (38,306)
Cash flows from investing activities:         -              -             -
                                       --------        -------      --------
Net cash flows provided by
investing activities                          -              -             -
Cash flows from financing activities:
Advances from stockholders               15,394         13,580        38,411
                                       --------        -------      --------
                                         15,394         13,580        38,411
                                       --------        -------      --------
Net increase in cash                         49             81           105
Cash and cash equivalents at beginning
of period                                    56            186             -
                                       --------        -------      --------
Cash and cash equivalents at end of
period                                 $    105        $   267      $    105
                                       ========        =======      ========

The accompanying notes are an integral part of these financial statements.

                      EASY GOLF CORPORATION
                            (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization.   Easy Golf Corporation (fka Bio-Thrust, Inc.) ("Company") was
incorporated on July 16, 1981 under the laws of the State of Utah. The Company was authorized to conduct any and all lawful business activity or enterprise for which corporations may be organized under the state of Utah. Due to inactivity and failure to file tax returns and annual reports to the State of Utah, the Company was involuntarily dissolved. A new corporation was organized on April 2, 2004, in the State of Utah with the name Bio-Thrust, Inc., and effective on that date, the new corporation was merged with and into the old defunct predecessor Bio-Thrust, Inc., with the newly formed entity in good standing with the State of Utah being the survivor. The new company assumed all the assets, liabilities, rights, privileges, and obligations and has the same shareholders as the predecessor corporation.

On February 17, 2005, Easy Golf Corporation was formed as a Nevada corporation and as a wholly owned subsidiary of the Company. One hundred shares of common stock were issued to the Company at inception. Fifty million (50,000,000) shares of common stock were authorized at a par value of $.001 per share.

On April 11, 2005, the Company and Easy Golf Corporation entered into a Plan and Agreement of Merger the purpose of which was to change the Company's domicile to Nevada and to change the Company's name to Easy Golf Corporation. In the agreement, the surviving corporation would be the newly formed Nevada corporation (Easy Golf Corporation). One share of common stock in Easy Golf Corporation was issued for twelve shares of common stock of Bio-Thrust, Inc. The initial one hundred shares of common stock originally issued to Bio-Thrust, Inc., were cancelled as part of the merger agreement

Business Condition. As shown in the financial statements, during the six months ended December 31, 2006, the Company had a loss of $14,846 and used cash from operations of $15,345. The general and administrative expenses for the three months ended December 31, 2006 were a significant drain on the Company's capital due to filing requirements promulgated by the Securities and Exchange Commission and activities to market The "Swing-Channel " Golf Mat, the proprietary technology acquired in February 2005 (see Note 2). No additional funds have been raised as of December 31, 2006. The Company's ability to move from the development stage is dependent upon the ability to obtain additional debt or equity financing, or to generate sufficient cash flow from operations and to ultimately obtain profitable earnings.

Development Stage. The Company is considered to be a Development Stage Company according the provisions of FAS 7. The Company is currently unable to estimate the length of time necessary to initiate operations and produce products from the technologies it has acquired in 2005 (see Note 2 and 4) and has no assurance that its products will be commercially viable.

Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

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

License Rights and Amortization.     In accordance with Financial Accounting
Standards Board Statement 142, "Goodwill and Other Intangible Assets", license rights are carried at cost and are amortized over their estimated useful lives of 10 years. There are currently no intangible assets owned for which an indefinite life would be expected. The carrying value of the license rights is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value. Amortization expense for the six months ended December 31, 2006 and 2005 was $116 and $116, respectively.

Revenue Recognition.     The Company applies the provisions of SEC Staff
Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company earns revenues primarily from the sale of proprietary golf improvement products. Revenue is generally recognized when the sale is made and delivered to the customer. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred; (3) the fee is fixed and determinable; and (4)
collectability is reasonably assured.   The Company determines whether
criteria (3) and (4) are met based on judgments regarding the nature of the fee charged for the products delivered and the collectability of those fees. Advance payments are recorded on the Consolidated Balance Sheet as deferred revenue.

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

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS.
This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company's consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS -AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS

NOTE 2 INVENTORIES

Inventories consisted of the following:

                                          December 31       June 30
                                            2006             2006

           Finished goods                   $  3,101      $ 3,430
           Raw materials                           -            -
           Work in process                         -            -
                                            --------      -------
           Total                            $  3,101      $ 3,430
                                            ========      =======

NOTE 3   INTANGIBLE ASSETS

Intangible assets at December 31, 2006 and June 30, 2006 are carried at cost and consist of the following:

                                          December 31       June 30
                                            2006             2006
           License rights                   $  4,650      $ 4,650
           Less: Accumulated amortization     (1,161)        (929)
                                            --------      -------
           Total                            $  3,489      $ 3,721
                                            ========      =======
NOTE 4   ACQUISITION OF TECHNOLOGY

On March 10, 2005, the Company entered into an Exclusive Patent, Trademark and Tradename Licensing Agreement whereby the Company issued an officer and shareholder of the Company 35,000,000 pre-split common shares in consideration for the right to license and use a proprietary golf improvement product valued at $4,650 or $.0001329 per share. In addition to the issuance of stock, the Company also agreed to pay the shareholder a five percent (5%) royalty on the net sales price or net proceeds from sales of the product.

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

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS

NOTE 6   RELATED PARTY TRANSACTIONS

Related Party Advances. During the period from inception of the development stage April 2, 2004 through December 31, 2006, an officer and shareholder of the Company has advanced the Company $38,411 to pay operating costs of the Company. The advances bear no interest and are due on demand.

Management Compensation. For the six months ended December 31, 2006 and 2005, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 8   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of the temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2006 an unused operating loss carryforward of approximately $41,249 which may be applied against future taxable income and which expires in various years through 2028. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets are approximately $6,187 and $4,000 as of December 31, 2006 and June 30, 2006, respectfully, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,187 and $1,714 during the six months ended December 31, 2006 and 2005.

                     EASY GOLF CORPORATION
                     (fka Bio-Thrust, Inc.)
                  (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
NOTE 9   LOSS PER SHARE

The following data show the amounts used in computing loss per share:

                                                              For the Period
                                                                   From
                                                               April 2, 2004
                             For the Three    For the Six  (Date of inception
                             Months Ended     Months Ended of the Development
                             December 31,     December 31,   Stage) Through
                         2006      2005    2006     2005  December 31, 2006

(Loss) from continuing
operations available to
common stockholders
(numerator)            $  (8,271)  $  (5,042) $ (14,846) $ (10,083) $ (41,249)
                       ---------   ---------  ---------  ---------  ---------

Weighted average number
of common shares
outstanding used in
earnings per share
during the period
(denominator)          3,506,428   3,506,428  3,506,428  3,506,428  2,511,862
                       ---------   ---------  ---------  ---------  ---------

Dilutive loss per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 10   SUBSEQUENT EVENT

During January, 2007 an officer and shareholder advanced the company $6,000 to pay the liabilities outstanding as of December 31, 2006. The advance bears no interest and is due on demand.

Item 2. Management's Discussion and Analysis or Plan of Operation.

We are a start-up, internet-based eCommerce company that offers and sells a newly designed and invented specialty golf training aid which teaches a person to hit a golf ball straight. This product is called "The Swing-Channel (R) Golf Mat." During our first quarter ended September 30, 2006, we received a Certificate of Registration from the U.S. Patent and Trademark Office informing us that our federal trademark and trade name application to register the phrase "SWING-CHANNEL" had finally been officially granted. We are now entitled to put the registered trademark symbol next to the phrase SWING-CHANNEL on our website and on all of our product and promotional literature.

In August of 2005, over a year ago, we applied for a utility patent with the U.S. Patent and Trademark Office. This patent application remains pending.

Our website is www.easygolf.biz or www.swingchannelgolf.com and it is hosted by Yahoo! Approximately one year ago, we were able to perfect our product so that it is now available for sale in interstate commerce. Also, because we were only able to offer our product for sale after the previous year's golf season was over, we have only had the opportunity to offer our product for sale during one actual or typical golf season, namely, the summer of 2006. During our second quarter ended December 31, 2006, we continued to reduce or minimize our advertising campaigns on Google AdWords and Yahoo! Search Marketing because we concluded that we were only attracting curious "internet surfers" and people who were neither golfers nor interested in buying golf training aid products. We were thus generating a lot of website hits but no sales. We believe this is typical of Yahoo! and Google pay-per-click advertising. Accordingly, starting on or about September 21, 2006, we began on-line ad campaigns with AdSonar, a service that allows the advertiser to pick and choose specialty websites with whom it wants to advertise directly. For example, one can advertise on sports channel websites such as ESPN, specific golf-related websites of your choosing, and PGA-sponsored websites. For information in this regard, reference is made to www.adsonar.com or www.quigo.com. This is explained in greater detail below. These advertising efforts generated but three sales during our second quarter and one sale, so far, during our third quarter which shall end March 31, 2007. During our second quarter, we also gave away some golf training aid products for promotional purposes.

Selected Financial Data.
------------------------

Because we have not been operating long enough to generate significant sales, selected financial data would not be particularly meaningful. Reference is made to our financial statements included in Item 1 above.

Since our emergence from some-15 years of dormancy, we have incurred accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring our golf properties, and the preparation and filing of a Form 10-SB registration statement filed with the Commission over a year ago. Since our re-emergence from dormancy nearly three years ago on April 2, 2004, and excluding the $6,976.15 in patent attorney's fees incurred by our officer and director in his individual capacity and which we ran through our books and records for convenience, we have incurred total expenses or accumulated deficits, as of December 31, 2006, of $41,249.. Funding of these and other expenses was from working capital provided by our only officer and director, namely, Mr. J. Michael Coombs, a person who, because of his 84% ownership interest in us, has an obvious vested interest in seeing us successfully market our product. As of the same date, namely, the end of our second quarter ended December 31, 2006, we had $105 in our checking account. As of the date of this quarterly report, we have $267 in our checking account. Since the end of our second quarter ended December 31, 2006, and other than the accounting fees necessary to prepare this Report, we have incurred no additional or unusual fees or expenses that are not in the ordinary course of our business.

Liquidity and Capital Requirements.
-----------------------------------

At December 31, 2006, we had $105 in our checking account. As of the date of this Quarterly Report, we have $267 in our checking account. What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is, and has been, funded by personal advances from an officer and director. These advances do not require interest payments at the present time and, unless we become profitable, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. Mr. Coombs's loans are considered or designated as "advances," inasmuch as they do not bear interest. At present, there are no plans to charge interest. In the event we modify our oral agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable and could afford to pay interest. Though we have nothing definitive in writing with Mr. Coombs, we consider Mr. Coombs's obligation to advance us money to maintain our reporting obligations a legal obligation of his upon which both we and investors can rely.

During the quarter, our only officer and director, Mr. Coombs, advanced us a total of $7,050 in cash in our bank account.

In January 2007, after our second quarter had ended, Mr. Coombs advanced us another $6,000 in order to pay a total of $5,880.05 in payables or debts left unpaid as of December 31, 2006. These payables included $4,166 owed our auditors, $34 owed Federal Express, $913 owed for renewal of our products liability policy, and $767 to pay outstanding charges on our corporate Visa card. These accounts have all been brought current.

We will be able to satisfy our cash requirements for not only the next 12 months but at least for the next two (2) years in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within at least two years, we should be able to successfully carry out our business plan, or at least we will know by then or sooner that it cannot be carried out in the current form that it is in. See the section titled "Plan of Operation" below. Having said this, we are unable to guarantee that upon the expiration of two years from now, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next two years, particularly if it appears that we will indeed be able to successfully carry out our business plan, or a modified plan. If management does not desire to loan or advance us sufficient funds to continue beyond the next two years for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.

The amount of money necessary to implement and carry out our business plan over the next fiscal year is as follows: The cost of maintaining our website hosted by Yahoo! is currently $39.95 per quarter or $120 per year. Over the next year, and because we have the capability of generating our quarterly and annual reports "in-house," we have budgeted no money to be spent in this regard in legal fees. With respect to our annual "in-house" accounting and outside, independent auditor fees and costs, we have budgeted as much as $6,600. We have also budgeted approximately $2,500 per year in "in-house" accounting fees. We are also budgeting Edgarization costs and fees of at least $200 per quarter and $500 for our Annual Report on Form 10-KSB. In the normal course of business, we anticipate spending at least $1,000 per year on Edgarization costs and expenses. Finally, we have budgeted approximately $500 per year in annual transfer agent fees and costs; $300 of this figure is our annual stock transfer agent maintenance fee. Other transfer agent costs and fees will ordinarily be the obligation of each shareholder submitting his or her shares for transfer. Finally, in December 2006, we renewed our annual products liability insurance policy at a cost of $914 per year. This policy comes up for renewal every December 15. This means that we anticipate that approximately $12,500 in cash per year shall be necessary to satisfy our minimal cash requirements.

Though we have not been actively looking for any financing, we currently have no sources of financing, including bank or private lending sources, or equity capital sources. For the time being, we do not require such sources. If we are able to generate the sale of an average of a mere 16.66 mats per month, we can pay for $1,000 of Internet or other advertising expenses each month or otherwise eventually generate the funding necessary to produce a colored retail box with a bar code for retail stores. Since no one knows who we are and we and our product are both essentially unknown, we are hopeful that we may be able to accomplish this short term goal by the end of this-coming golf season, that is, once our name and our product get better known in the marketplace, including the promotional efforts we have hired JV Associates in Monte Vista, Colorado, to undertake over the next year on our behalf.

During the quarter, we came across an article in the combined issue of Business Week and Golf Digest called "No Gimmes," an article authored by Dean Foust. The article discusses the difficulty people have had over the last few years breaking into the overall golf market and, in particular, mentions a man in Silicon Valley, California, who spent $3 million of his own money trying to market a putter he invented to no avail. This makes us realize that getting our Swing-Channel Golf Mat to take off will be a long term endeavor and that there are tremendous hurdles, risks and expenses involved if one wants to ultimately become profitable. We can make no assurance whatsoever that, if sales continue to improve, as they did this quarter, that we will be able to break even, let alone make a profit. We do still have enough material on hand to manufacture between 116 and 118 Mats.

Obtaining an OTCBB Symbol During the Quarter.
---------------------------------------------

During the middle of December, we obtained an Over the Counter Bulletin Board (OTCBB) symbol from the National Association of Securities Dealers, Inc.
(NASD). That symbol is EGOF.OB. On December 27, 2006, we sent out a letter to our shareholders announcing that we had obtained a symbol. A copy of this letter to our shareholders is attached as an exhibit to this quarterly report.

Sales During the Quarter.
-------------------------

Though we toned down our "on-line" advertising during the quarter, we had a
total three sales, the best quarter we have ever had.   One was to an
individual in Illinois, one to a resident of Washington state and a third to a Colorado resident. This resulted in gross income of $277. Though we actually tripled our sales this quarter, we remain somewhat disappointed. We continue to attribute this to the fact that our product has not been on the market long, it does not yet have significant market recognition or presence, and it is not currently carried in retail golf and sporting goods stores or catalogues, including the fact that it was not, during the quarter, carried on any other golf-related website or retail store website with the exception of our own website and a distributor's website, www.sportstrainingaids.com.

PLAN OF OPERATION

Our principal business plan is to promote, market and sell our golf training aid product known as "The Swing-Channel Golf Mat" both on the Internet through our custom-built website, and also through distributors and specialty websites that only offer and sell golf-related products. Currently, we only have one on-line distributor, www.sportstrainingaids.com. If we can generate enough sales to pay for colored retail box artwork and packaging, we would eventually like to see our product carried in sporting goods retail stores around the United States and Canada, possibly Great Britain or even all of Europe. Because this is a new product and we are a start-up enterprise, the sporting goods and golf industry is totally unfamiliar, at this stage, with our product. For this reason, we believe it will take some time for our product to "catch on" and for any significant or meaningful sales to occur. We believe that we must be patient in this regard.

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

Product On-Hand/Inventory.
--------------------------

During the quarter, we sold 3 Mats on-line through our website and we gave away but one Mat for promotional purposes to a golf products television program located in Alabama and which broadcasts golf programs throughout the Southern United States. Unfortunately, this program will not be aired to any significant degree until the Spring. The golf season, to some degree, is in hiatus during these winter months and therefore, we really haven't had important prospects to whom we could ship any promotional Mats during the quarter. We have sufficient mat-making material remaining on hand, according to our calculations, to make between 116 and 118 Mats.

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

The foregoing paragraph is not to ignore that if we sell our product in bulk to a national golf or sporting goods chain, or even a specialty golf website, or even high schools or colleges that have golf education programs, a market that we only recently discovered, we will probably be required to sell our product, on a wholesale basis, that is, for less than $79.95. At present, we do not yet know what a national golf or sporting goods chain, or even a specialty golf website, let alone schools, would be willing to buy our product for.

There is little doubt that future Internet sales of our product will be driven by the amount of money we are able and willing to spend on advertising and promotion. During the next 12 to 18 months, we will modestly pursue enhancing sales of our specialty golf training aid on-line. Our second phase plan of operation will be to obtain retail colored boxes for the purpose of putting our product in retail stores around the country and in large national retail store catalogues, many of which have told us that they will not list our product in their catalogue if it isn't suitable for their retail store or they aren't already carrying it in one of their retail stores. Our third phase plan of operation, assuming that the first two phases are successful, will be to
(1) develop and market additional golf training aids that we invent, (2) to offer and sell other golf training aids made by others on our website through licensing arrangements, and/or (3) to acquire other properties, products or companies that offer and sell such products on-line. This third consideration is highly speculative at this stage and is otherwise in the far distant future. For the time-being, and because at a price of $79.95 our profit is approximately $50 to $55 per Mat (depending on volume), we want to focus our efforts on selling our own product on-line and through on-line distributors and drop-shippers. If advertising in limited fashion on AdSonar, Google AdWords, Yahoo! Search Marketing, Website Pros, Ebay or any other website services we discover and use prove successful, we will do what we can to increase such sales by advertising in those particular venues more aggressively. At the same time, if our initial on-line advertising strategy proves sufficiently successful, and recently, advertising on Google and Yahoo! in particular has proved unsuccessful, we will then use the capital generated thereby to also place ads in recognized golf magazines. Golf Digest, for example, has a circulation of 1.6 million golfers. Golf Range Magazine, a wholesale magazine distributed to driving range and golf course owners around the country, has a circulation of between 12,000 and 16,000. Other national golf-related magazines are Golf Magazine and Links. There are at least 2 British golf magazines available in the magazine racks at Barnes & Noble. Further, there are golf magazines that only advertise golf products such at The Golfsmith (www.golfsmith.com) and Edwin Watt's Golf (www.edwinwattsgolf.com). If this supplemental strategy proves successful, and we generate even more earnings from these particular efforts, we will consider spending the money for the development of a suitable retail colored box for use in retail stores. If this proves successful, we will ultimately consider shooting a 15 or 30 second television commercial and running it on The Golf Channel available on Cable TV, Dish Network and DirectTV. In this latter regard, and though we lack the capital at the present time to expend for this purpose, we have contacted an advertising agency in London, England, that we found on-line and which specializes in inexpensive, short, humorous commercials. This agency thinks we could make a short, funny ad for approximately $5,000, taking advantage of the notion of people who hit a golf ball everywhere but straight. This latter marketing concept is in the far distant future and at the present time, we believe it highly unlikely that we would shoot a television commercial, let alone pay to run it on The Golf Channel.

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

To accomplish our on-line mat sales marketing ideas, we plan to continue our limited advertising campaigns on (1) Google AdWords, (2)Yahoo! Search Marketing, (3) Website Pros, an affiliate of Discover Card, (4) Ebay, (5) AdSonar, a new service described below, and (6) others we come across that we determine are worthwhile and productive advertising venues for us and our product. We also plan to continue using the services of our new marketing consultant or advisor, JV Associates, located in Monte Vista, Colorado. Assuming that we can afford them, we will also entertain the idea or prospect of using additional golf consultant marketing experts to promote us and our product.

Hiring JV Associates in Monte Vista, Colorado, a New Golf Products Specialty Promotion Firm.
----------------

During September, that is, our first quarter, we hired a golf specialty advertising and marketing firm known as JV Associates located in Monte Vista, Colorado, for an annual fee of $2,500 to promote our product. JV Associates represents approximately 30% of all new golf products brought to market. JV Associates also does regular press releases and other direct mail and email to various vendors. We are hoping that this will be money well spent but we will only know by next September. We are informed by JV Associates that it takes some time to get one's product known and that we have to be patient in this regard. We believe there is some truth to this in that right after we reduced our advertising on Yahoo! and Google, we noticed our daily website hits substantially decrease. Yet over the last 3 months and, as an additional result of some website enhancements we did in the first quarter, our website hits have been back up to over 100 per day, nearly as many hits as when we were budgeting $25 per day for ads on Yahoo! and Google. We have had a few days in the last while of nearly 200 website hits per day.

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

Commencement of Pay-Per-Click Advertising on or AdSonar.
--------------------------------------------------------

During the previous quarter, we began advertising on AdSonar, www.adsonar.com, a service that enables one to do pay-per-click advertising on specialty golf websites, that is, websites solely devoted to sports in general and golf in particular. Since Google and Yahoo! pay-per-click advertising was not working out for want of legitimate buyers of our product, we decided to give this a try. As stated in our previous Form 10-QSB, AdSonar allows you to pick and choose which websites you are willing to advertise on. During our second quarter, we incurred AdSonar pay-per-click advertising expenses of $497.10, which involved 1,508 clicks or hits at an average cost of about 33 cents each and 1,705,379 "impressions."

The Retail Packaging Issue.
---------------------------

In our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2006, a report filed in September on Edgar, we discussed the advisability of not spending the money necessary to obtain retail packaging. We have since come to learn through JV Associates, our new promotional consultant, that retail packaging may be the only way to substantially sell our product inasmuch as people still buy the large majority of golf products through retail golf stores. What JV Associates advises is to wait until we get a large order, if we do, and then we can arrange the necessary packaging. The key is to do a lot of checking beforehand and find out exactly what such will cost and who will be able to do it if and when the time comes. We have been in the process of doing just that.

The "Drop Ship" Business.
-------------------------

As a result of our understanding that it would be too expensive at this time to spend between $15,000 and $25,000 for a colored retail box prototype, we have come to believe that our best and most efficient marketing approach for the time being will be to sign up other on-line golf distributors, that is, other golf and sports-related websites willing to offer and sell our product. As stated in previous reports we have filed, this is called the "drop ship" business. To summarize, what this means is that another person would offer our product for sale on their website at our retail price; once they get an order, they communicate the order to us, we ship the product directly to their buyer without having to process or obtain the individual buyer's credit card information, and then we send the distributor a bill at our wholesale price. This can be done on a 30-day net basis.

Providing of Promotional Mats/Efforts to Secure On-Line and Other
Distributors.
-------------

During our first quarter, JV Associates advised us that we can become linked to two large golf websites for free. These are www.golfhelp.com and www.linksaway.com. We have filled out the on-line form to become linked on these websites and according to our understanding, we are now linked to their websites. Www.golfhelp.com is supposedly the most visited golf site on the Internet.

During the quarter, we provided one promotional Mat to a gentleman in Alabama with whom we had exchanged numerous emails and who was involved in a local golf show that purportedly aired in the Southern U.S. on a regular basis. The program is called The Golfer's Edge and, among other things, features new golf products. Because the golf season is in its hiatus during these winter months, this is the only promotional Mat we sent out during the quarter, a figure which reduces our inventory accordingly.

At the very end of the quarter, we contacted The Sharper Image Catalogue with the idea of getting our Mat featured in their catalogue. We have yet to hear back from them, probably because we contacted them during the Christmas holidays. We thus need to follow up again.

Following-Up with Previous Distributor Prospects.
-------------------------------------------------

At the end of our first quarter and as a result of a JV Associates' press release, we sent a promotional Mat to a writer for Golf Magazine and another to another individual who writes for North Shore Golf Magazine. We have heard from both these gentlemen, one of whom has advised us that he will contact us in the Spring when the golf season starts up again and the other of whom said that he is still "testing" the product.

During our first quarter, we were contacted by a British teaching golf pro and also, a large golf distribution company in Barcelona, Spain. Both wanted samples of our Mat to determine if they would be interested in promoting or distributing them in some fashion in Europe. As we reported in our last Form 10-QSB, we obliged and sent them each a Mat during our first quarter. Since that time, we have been told by the golf pro that he has been out of the country and he has unfortunately not had time to look at, and test, our product. We were also contacted by the golf distribution company in Spain who asked to meet with us at the annual golf show in Orlando, Florida. We do not yet know, at this time, if we will attend that show or not. If we do, we will certainly follow up on this potential European distributor.

Advertising and Website Hosting Costs and Expenses Incurred During the
Quarter.
--------

Throughout the quarter but in more limited fashion than in the past, we advertised on Yahoo! Search Marketing and Google AdWords. Since we sold 3 Mats during the quarter and gave one away for promotional purposes, we reduced our inventory by a total of 4 Mats. In spite of such slightly improved sale(s) during the quarter, we incurred Yahoo! Search Marketing expenses of $411. This total figure involved 1,280 clicks or website hits on Yahoo! at an average cost, during the quarter, of about 32 cents per click. There were also 377,039 "impressions," meaning times or occurrences that people pulled up a page with our ad but who didn't actually click on our ad and thus end up visiting our website.

During the quarter, we incurred only approximately $75 in Google AdWords pay-per-click advertising expenses. This total figure involved 212 clicks on or through Google at an average cost, during the quarter, of 36 cents per click or website hit. There were also 55,755 "impressions."

As stated above, we have come to the realization that advertising on Google AdWords and Yahoo! Search Marketing is basically a waste of money. What it does is attract curious "on-line surfers" but not people interested in actually purchasing our golf product. To be sure, we rarely if ever get an email asking a question about our product and the only times we do, it has been from Ebay auction ads. Nonetheless, we continue to advertise on Yahoo! and Google for the essential purpose of maintaining a level of recognition on their search engines. This, we believe, explains why we are now getting an average of about 100 hits per day on our website. A week or so ago, we actually had a couple of days in which we got nearly 200 hits per day. We attribute this to our coming up higher in a "generic search" on Yahoo! and/or Google.

Website Hosting Costs and Charges During the Quarter.
-----------------------------------------------------

During the quarter, we were charged $39.95 each month by Yahoo! Merchant Solutions to maintain and host our website.

Discover Card/Website Pros.
---------------------------

Other advertising expenses we incurred during the quarter were internet Yellow Pages-type listings with Website Pros, a service owned by Discover Card. These expenses total $19 per month and are directly debited out of our checking account. We maintain this listing in order to rank higher on "generic" searches. Website Pros informed us that if we eliminate our listing with them altogether, we will no longer be found on a lot of search engines. Whether or not this is true, it is probably worth $19 per month to make certain that we don't lose what "generic" Internet search listings we currently have.

Ebay Internet Auctions.
-----------------------

We undertook no on-line auctions with Ebay during the quarter. Frankly, because of the Christmas and holiday season, we believe this was a mistake. When we do undertake an Ebay auction, the cost is debited directly out of our checking account. We intend to do more Ebay auctions during our third quarter and as golfers become more excited about the upcoming golf season.

Website Enhancements.
---------------------

During our fourth quarter ended June 30, 2006, we disclosed that we undertook certain website enhancements to make our website more accessible in a so-called "generic search." These enhancements were completed during our first quarter ended September 30. We believe that these fairly minor website adjustments or enhancements have increased "hits" on our website though we can't be certain because, during our first and second quarters, we changed our marketing strategy and began pay-per-click advertising on AdSonar, at the same time substantially reducing our ad campaigns on both Yahoo! Search Marketing and Google AdWords. Having said this, we attribute our average of about 100 hits per day on our website to these enhancements and also to the fact that we are getting better known in the industry.

In addition, because we have received a Certificate of Registration of our trademark and trade name SWING-CHANNEL last August, it is incumbent upon us to change the little "TM" symbol or insignia next to SWING-CHANNEL on our literature and on our website to a capital "R" with a circle around it. This identifies our trademark and trade name as being registered and thus, federally protected. After we received such Certificate from the U.S. Patent and Trademark Office in late August, we contacted our website designer, Mr. Michael Woodward, a graphic artist in North Carolina. While he is very busy, he indicated that he would make those changes for us. However, unfortunately, he remains very busy and has not as yet been able to do so. In addition, for some time, we have wondered whether our product has had slow sales because the young man demonstrating the product on our home page is wearing short pants and does not really appear as a professional golfer. We don't know for certain. We can only guess. However, we re-took pictures of this individual and sent the pictures, via email, to Mr. Woodward some time ago. Mr. Woodward has agreed to put long pants on the demonstrator of our product on our website home page, assuming the prototype home page looks good and we ultimately want to make this home page change. As of the date of this report, however, these small website enhancements or changes have not been done.

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

This-Coming Golf Season Sales Targets.
--------------------------------------

Basis: Sales of our Mat at a suggested retail price of $79.95, plus $15 for shipping and handling anywhere in the continental U.S. and Canada

Inventory:     Currently we have enough material in stock and on hand to
               make between 116 and 118 Mats

Intention:     To sell all 116 or 118 Mats we currently have the inventory on hand to make by September 30, 2007 (basically by the end of this year's golf season)

Future:        Our initial, short term goal is to sell at least 12 to 15
               Mats per month during the upcoming regular golf season. We currently have no way of predicting or knowing how many Mats the market for our product will absorb or take considering how unknown our product is at the present time

Management intends to strive, over the next 9 months, to market and sell between 116 and 118 Mats, all the material for which we currently have in inventory and on hand. In such event, we will then pour those profits into beefed-up or enhanced advertising and promotional campaigns. Our profit on the sale of 116 to 118 Mats would be nearly $7,000, depending upon how many we would be required to sell on a discounted or even wholesale basis. This figure is arrived at on the basis of a $79.95 sales price. This profit figure does not take into consideration Mats that we would ultimately give away for promotional purposes.

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

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed. Right now, we have no need for any outside experts, advisors or consultants. If we engage outside advisors or consultants for any particular purpose in addition to JV Associates, a new golf product marketer whom we hired during our first quarter, we will have to make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive agreements as yet to use any additional outside experts, advisors or consultants for any reason. This is because, so far, we do not believe we need to and also, we do not currently have any funds available for such purpose.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

On December 27, 2006, we mailed out a letter to our shareholders advising that the NASD had assigned us an OTCBB symbol. See Item 6(a) below.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

We have attached our December 27, 2006, letter to our shareholders as an exhibit to this report. This letter advises of our having been assigned an OTCBB symbol during December. In addition, all Sarbanes-Oxley certifications are set forth after the signature line at the end of this document.

(b) Reports on Form 8-K

None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          EASY GOLF CORPORATION
                                 (Issuer)

Dated:  February 12, 2007
                                  /s/ John Michael Coombs

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

Dated:  February 12, 2007

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