Form 10QSB
period 2007-03-31
Easy Golf CORP
filed 2007-05-09
CIK 1345479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the third quarter ended March 31, 2007

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-51760

EASY GOLF CORPORATION
 (Exact name of small business issuer as specified in its charter)

NEVADA	20-2815911
(State of Incorporation)	(I.R.S. EMPLOYER ID NO.)

3098 South Highland Drive, Suite #323 Salt Lake City, Utah	84106-6001
(Address of principal executive offices)	(Zip Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 8, 2007
Common Capital Voting Stock, $0.001 par value per share	3,506,428 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

EASY GOLF CORPORATION

 (A Development Stage Company)

 BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2007	2006
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$ 433	$ 56
Inventory	3,074	3,430
Prepaid expenses	973	-
Total Current Assets	4,480	3,486
Other Assets
Deposits	116	116
License rights	3,373	3,721
Total Other Assets	3,489	3,837
Total Assets	$ 7,969	$ 7,323

LIABILIITIES AND STOCKHOLDERS' DEFICIT

Current Liabilites
Accounts payable	$ 1,542	$ 6,060
Advances from stockholders	48,415	23,017
Total Current Liabilities	49,957	29,077
Total Liabilities	49,957	29,077

Stockholders' Deficit
Common Stock - $0.001 par value, 50,000,000 shares
authorized 3,506,428 issued and outstanding	3,506	3,506
Additional paid-in capital	426,314	426,314
Acummulated Deficit	(425,170)	(425,170)
Deficit accumulated from April 2, 2004, date of inception
and development stage	(46,638)	(26,404)
Total Stockholder's Deficit	(41,988)	(21,754)

Total Liabilities and Stockholders' Deficit	$ 7,969	$ 7,323

EASY GOLF CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
					From
					April 2, 2004
					(Date of inception
	For the Three Months Ended		For the Nine Months Ended		of the Development
	March 31,		March 31,		Stage) Through
	2007	2006	2007	2006	March 31, 2006

Sales	$ 95		$ 467	$ 187	$ 654
Total Sales	95	-	467	187	654

Cost of Goods Sold	59		228	70	298
Total Cost of Goods Sold	59	-	228	70	298
Gross Profit	36	-	239	117	356

Operating Expenses
General & Administrative	4,279	2,083	19,095	12,051	44,358
Research & Development	1,030	-	1,030	-	1,358
Amortization	116	116	348	348	1,278
	5,425	2,199	20,473	12,399	46,994
Loss From Operations Before
Income Taxes	(5,389)	(2,199)	(20,234)	(12,282)	(46,638)

Benefit for Income Taxes	-	-	-	-	-

Net Loss	$ (5,389)	$ (2,199)	$ (20,234)	$ (12,282)	$ (46,638)

Basic Loss per Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted Average Common Shares
Used In Per Share Calculations	3,506,428	3,506,428	3,506,428	3,506,428	2,591,683

EASY GOLF CORPORATION

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			From April 2,
			2004 (Date of
			Inception of the
			Development
	For the Nine Months Ended		Stage) Through
	March 31,	March 31,	March 31,
	2007	2006	2007
Cash flows used in operating activities:
Net income (loss)	$ (20,234)	$ (12,282)	$ (46,638)
Adjustments to reconcile net loss to cash used
in operating activities
Amortization	348	348	1,277
Change in operating assets and liabilities:
(Increase) Decrease in Inventory	356	(3,568)	(3,074)
(Increase) Decrease in Prepaid Insurance	(973)	-	(973)
(Increase) Decrease in Deposits	-	(116)	(116)
Increase (Decrease) Accounts Payable	(4,518)	(313)	1,542
Net cash used in operating activities	(25,021)	(15,931)	(47,982)
Cash flows from investing activities:	-	-	-
Net cash flows provided by investing activities	-	-	-
Cash flows from financing activities:
Advances from stockholders	25,398	15,852	48,415
	25,398	15,852	48,415
Net increase in cash	377	(79)	433
Cash and cash equivalents at beginning of period	56	186	-
Cash and cash equivalents at end of period	$ 433	$ 107	$ 433

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the nine months ended March 31, 2007:
None

For the three months ended March 31, 2006:
None

EASY GOLF CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization.   Easy Golf Corporation (fka Bio-Thrust, Inc.) (“Company”) was incorporated on July 16, 1981 under the laws of the State of Utah.  The Company was authorized to conduct any and all lawful business activity or enterprise for which corporations may be organized under the state of Utah.  Due to inactivity and failure to file tax returns and annual reports to the State of Utah, the Company was involuntarily dissolved.  A new corporation was organized on April 2, 2004, in the State of Utah with the name Bio-Thrust, Inc., and effective on that date, the new corporation was merged with and into the old defunct predecessor Bio-Thrust, Inc., with the newly formed entity in good standing with the State of Utah being the survivor.  The new company assumed all the assets, liabilities, rights, privileges, and obligations and has the same shareholders as the predecessor corporation.

On February 17, 2005, Easy Golf Corporation was formed as a Nevada corporation and as a wholly owned subsidiary of the Company.  One hundred shares of common stock were issued to the Company at inception.  Fifty million (50,000,000) shares of common stock were authorized at a par value of $.001 per share.

On April 11, 2005, the Company and Easy Golf Corporation entered into a Plan and Agreement of Merger the purpose of which was to change the Company’s domicile to Nevada and to change the Company’s name to Easy Golf Corporation.  In the agreement, the surviving corporation would be the newly formed Nevada corporation (Easy Golf Corporation).  One share of common stock in Easy Golf Corporation was issued for twelve shares of common stock of Bio-Thrust, Inc.  The initial one hundred shares of common stock originally issued to Bio-Thrust, Inc., were cancelled as part of the merger agreement

Business Condition.  As shown in the financial statements, during the nine months ended March 31, 2007, the Company had a loss of $20,234 and used cash from operations of $25,021.  The general and administrative expenses for the three months ended March 31, 2007 were a significant drain on the Company’s capital due to filing requirements promulgated by the Securities and Exchange Commission and activities to market The “Swing-Channel®” Golf Mat, the proprietary technology acquired in February 2005 (see Note 2).  No additional funds have been raised as of March 31, 2007.  The Company’s ability to move from the development stage is dependent upon the ability to obtain additional debt or equity financing, or to generate sufficient cash flow from operations and to ultimately obtain profitable earnings.

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

Stock Based Compensation.  The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard No. 123 R “Accounting for Stock-Based Compensation.”  This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard.  The Company had adopted the disclosure only provisions of SFAS No. 123 R, and accordingly, the Company has elected to determine net income using previous accounting standards.  Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.

Inventories.  Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method.

License Rights and Amortization.   In accordance with Financial Accounting Standards Board Statement 142, “Goodwill and Other Intangible Assets”, license rights are carried at cost and are amortized over their estimated useful lives of 10 years.  There are currently no intangible assets owned for which an indefinite life would be expected.  The carrying value of the license rights are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.  Amortization expense for the nine months ended March 31, 2007 and 2006 was $348 and $348, respectively.

EASY GOLF CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Revenue Recognition. The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  The Company earns revenues primarily from the sale of proprietary golf improvement products.  Revenue is generally recognized when the sale is made and delivered to the customer.  Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.   The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the fee charged for the products delivered and the collectability of those fees.  Advance payments are recorded on the Consolidated Balance Sheet as deferred revenue.

Income Taxes.  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for income taxes.

Earnings (Loss) Per Share.  The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings (Loss) Per Share” (See Note 7).

Recently Enacted Accounting Standards.  In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS – AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140. This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  The adoption of SFAS No. 155 did not have an impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS – AN AMENDMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The adoption of SFAS No. 156 did not have an impact on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 159, THE FAIR VALUE OF OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES.  This statement generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Following the initial fair value measurement date, ongoing unrealized gains and losses on items for which fair value reporting has been elected are reported in earnings at each subsequent financial reporting date. This Statement is effective for financial statements issued for fiscal years beginning after December 31, 2006 and interim periods within those fiscal years. The adoption of SFAS 159 did not have an impact on the Company's consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

EASY GOLF CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2—INVENTORIES

Inventories consisted of the following:

March 31 June 30
	2007	2006

Finished goods	$ 3,074	$ 3,430
Raw materials	-	-
Work in process	-	-
Total	$ 3,074	$ 3,430

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at March 31, 2007 and June 30, 2006 are carried at cost and consist of the following:

	March 31 June 30
	2007	2006

License rights	$ 4,650	$ 4,650
Less: Accumulated amortization	(1,277)	(929)
Total	$ 3,373	$ 3,721

NOTE 4 – ACQUISITION OF TECHNOLOGY

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

NOTE 5 –COMMON STOCK

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Advances.  During the period from inception of the development stage April 2, 2004 through March 31, 2007, an officer and shareholder of the Company has advanced the Company $48,415 to pay operating costs of the Company.  The advances bear no interest and are due on demand.

Management Compensation.  For the six months ended March 31, 2007 and 2006, the Company did not pay any compensation to any officer or director of the Company.

Office Space.  The Company has not had a need to rent office space.  An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

EASY GOLF CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – GOING CONCERN

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

NOTE 8 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of the temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at March 31, 2007 an unused operating loss carryforward of approximately $46,638 which may be applied against future taxable income and which expires in various years through 2028.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $6,996 and $4,000 as of March 31, 2007 and June 30, 2006, respectfully, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,996 and $2,387 during the nine months ended March 31, 2007 and 2006.

NOTE 9 – LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

					Cummulative from
					the Inception of
					the Development
					Stage on April 2,
	For the Three Months		For the Six Months		2004 through
	Ended March 31,		Ended March 31,		March 31,
	2007	2006	2007	2006	2007

(Loss) from continuing operations available
to common stockholders (numerator)	$ (5,389)	$ (2,199)	$ (20,234)	$ (12,282)	$ (46,638)

Weighted average number of common
shares outstanding used in earnings
per share during the period (denominator)	3,506,428	3,506,428	3,506,428	3,506,428	2,591,683

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Dilutive loss per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.

We are a start-up, internet-based eCommerce company that offers and sells a newly designed and invented specialty golf training aid which teaches a person to hit a golf ball straight. This product is called "The Swing-Channel (R) Golf Mat." During our first quarter ended September 30, 2006, we received a Certificate of Registration from the U.S. Patent and Trademark Office informing us that our federal trademark and trade name application to register the phrase "SWING-CHANNEL" had finally been officially granted. We are now entitled to put the registered trademark symbol next to the phrase SWING- CHANNEL on our website and on all of our product and promotional literature.

In August of 2005, over a year ago, our licensor applied for a utility patent with the U.S. Patent and Trademark Office. During February 2007, we were surprised to so soon receive notice from our licensor’s patent counsel that our licensor’s application for a utility patent would be granted and issued by the U.S. Patent and Trademark Office upon payment of the issuance and publication fee of $1,030.  This amount was paid in early March and we have since received additional notice from patent counsel that the utility patent on The Swing-Channel (R) Golf Mat will be issued on or about May 8, 2007.  Once formally issued, our licensor will receive a certificate of registration of the patent from the U.S. Patent and Trademark Office.  While having a registered patent is not likely to have any direct impact or bearing on future sales, we believe it does evidence that our product is unique.  We must also say that we are surprised that our licensor was able to obtain the patent with such relative ease and low expense, considering that we are informed that there are at least 200 patents issued on various golf training aid devices.

Our website is www.easygolf.biz or www.swingchannelgolf.com and it is hosted by Yahoo!  Starting in late 2005, we were able to perfect our product so that it could be made available for sale in interstate commerce. Also, because we were only able to offer our product for sale after the previous year's golf season was over, we have only had the opportunity to offer our product for sale during one actual or typical golf season, namely, the summer of 2006. During our third quarter ended March 31, 2007, we continued to reduce or minimize our advertising campaigns on Google AdWords and Yahoo! Search Marketing because we concluded that we were only attracting curious "internet surfers" and people who were neither golfers nor interested in buying golf training aid products. We were thus generating a lot of website hits but no sales. We believe this is typical of Yahoo! and Google pay-per-click advertising. While, starting in September 2006, we began on-line ad campaigns with AdSonar, a service that allows the advertiser to pick and choose specialty websites with whom it wants to advertise directly, we have also reduced advertising in this manner as well.  This is because even though AdSonar allows one to advertise on sports channel websites such as ESPN, specific golf-related websites of your choosing, and PGA-sponsored websites, it similarly generates a lot of “hits” but, in our case, few sales. These advertising efforts generated but one (1) sale during our third quarter and two sales, so far, during our fourth quarter which shall end June 31, 2007. During our third quarter, it being the winter months, we did not gave away any Swing-Channel (R) Golf Mats for promotional purposes.

Selected Financial Data.

Because we have not been operating long enough to generate significant sales, selected financial data would not be particularly meaningful. Reference is made to our financial statements included in Item 1 above.

Since our emergence from some-15 years of dormancy, we have incurred accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring our golf properties, and the preparation and filing of a Form 10-SB registration statement filed with the Commission over a year ago. Since our re-emergence from dormancy nearly three years ago on April 2, 2004, and excluding the $6,976.15 in patent attorney's fees incurred by our officer and director in his individual capacity and which we ran through our books and records for convenience, we have incurred total expenses or accumulated deficits, as of March 31, 2007, of $46,638. Funding of these and other expenses was from working capital provided by our only officer and director, namely, Mr. J. Michael Coombs, a person who, because of his 84% ownership interest in us, and also because he is the licensor of our intellectual property, has an obvious vested interest in seeing us successfully market our product. As of the same date, namely, the end of our third quarter ended March 31, 2007, we had $433 in our checking account. As of the date of this quarterly report, we still have $433 in our checking account. Since the end of our third quarter ended March 31, 2007, and other than the accounting fees necessary to prepare this Report, we have incurred no additional or unusual fees or expenses that are not in the ordinary course of our business.

Liquidity and Capital Requirements.

At March 31, 2007, we had $433 in our checking account. As of the date of this Quarterly Report, we have $433 in our checking account. What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is, and has been, funded by personal advances from an officer and director. These advances do not require interest payments at the present time and, unless we become profitable, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. Mr. Coombs's loans are considered or designated as "advances," inasmuch as they do not bear interest. At present, there are no plans to charge interest. In the event we modify our oral agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable and could afford to pay interest. Though we have nothing definitive in writing with Mr. Coombs, we consider Mr. Coombs's obligation to advance us money to maintain our reporting obligations a legal obligation of his upon which both we and investors can rely.

During the quarter, our only officer and director, Mr. Coombs, advanced us a total of $10,000 in cash in our bank account.  This money was used to pay patent counsel, our auditors and other miscellaneous costs and expenses incurred during the quarter.

We will be able to satisfy our cash requirements for not only the next 12 months but at least for the next two (2) years, if necessary and if we do not choose to go in another direction, in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within at least one or two years, we should be able to successfully carry out our business plan, or at least we will know by then or probably sooner that it cannot be carried out in the current form that it is in. See the section titled "Plan of Operation" below. Having said this, we are unable to guarantee that upon the expiration of a year or two from now, or even less, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next year or two, particularly if it appears that we will indeed be able to successfully carry out our business plan, or a modified plan. If management does not desire to loan or advance us sufficient funds to continue beyond the next year or two, or even less, for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.

The amount of money necessary to implement and carry out our business plan over the next fiscal year and which is necessary to satisfy our minimal cash requirements is approximately $12,500.

Though we have not been actively looking for any financing, we currently have no sources of financing, including bank or private lending sources, or equity capital sources. For the time being, we do not require such sources. If we are able to generate the sale of an average of a mere 16.66 mats per month, we can pay for $1,000 of Internet or other advertising expenses each month or otherwise eventually generate the funding necessary to produce a colored retail box with a bar code for retail stores. Since no one knows who we are and we and our product are both essentially unknown, we are hopeful that we may be able to accomplish this short term goal by the end of this-coming golf season, that is, once our name and our product get better known in the marketplace, including the promotional efforts we have hired JV Associates in Monte Vista, Colorado, to undertake between now and September end 2007 on our behalf.  Having said this and unless things turn around for us or we pick up significant on-line distributors in the next few months, the prospect of our selling 16.66 Mats per month during this year’s golf season do not appear likely.

During the previous quarter, we came across an article in the combined issue of Business Week and Golf Digest titled "No Gimmes," an article authored by Dean Foust. The article discusses the tremendous difficulty people have had over the last few years breaking into the overall golf market and, in particular, mentions a man in Silicon Valley, California, who spent $3 million of his own money trying to market a putter he invented to no avail. This makes us realize that getting our Swing-Channel (R) Golf Mat to take off will be a long term endeavor and that there are tremendous hurdles, risks and expenses involved if one wants to ultimately become profitable. We can make no assurance whatsoever that, if sales were to improve, that we will be able to break even, let alone make a profit. We do still have enough material paid for and on hand to manufacture between 115 and 117 Mats.

Obtaining a Federal Utility Patent During the Quarter.

During late February 2007, we received notice from our licensor’s patent counsel that a utility patent on The Swing-Channel (R) Golf Mat would be issued by the U.S. Patent and Trademark Office upon payment of the issuance and publication fee of $1,030.  This amount was paid in early March and we have since received additional notice from patent counsel that the utility patent on The Swing-Channel (R) Golf Mat will be issued on or about May 8, 2007.  Once formally issued, our licensor will receive a certificate of registration of the patent from the U.S. Patent and Trademark Office.  While having a registered patent is not likely to have any direct impact on future sales, we believe it does evidence that our product is unique.

Sales During the Quarter.

Though we toned down our "on-line" advertising during the quarter, we had a total of one (1) sale.  This has been a significant disappointment considering that we had 3 sales during our previous quarter.   This one sale resulted in gross income of $94.99.  We therefore remain disappointed. We continue to attribute this to the fact that our product has not been on the market long, it does not yet have significant market recognition or presence, and it is not currently carried in retail golf and sporting goods stores or catalogues, including the fact that it was not, during the quarter, carried on any other golf-related website or retail store website with the exception of our own website and a distributor's website, www.sportstrainingaids.com.  If sales do NOT significantly improve during this golf season, we believe that we will be forced to look at other opportunities for the Company, perhaps as early as this summer.

PLAN OF OPERATION

Our principal business plan is to promote, market and sell our golf training aid product known as "The Swing-Channel (R) Golf Mat" both on the Internet through our custom-built website, and also through distributors and specialty websites that only offer and sell golf-related products. Currently, we only have one on-line distributor, www.sportstrainingaids.com. If we can generate enough sales to pay for colored retail box artwork and packaging, we would eventually like to see our product carried in sporting goods retail stores around the United States and Canada, possibly Great Britain or even all of Europe. Because this is a new product and we are a start-up enterprise, the sporting goods and golf industry are totally unfamiliar, at this stage, with our product. For this reason, we believe it will take some time for our product to "catch on" and for any significant or meaningful sales to occur. We believe that we must be patient in this regard.

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

Product On-Hand/Inventory.

During the quarter, we sold one (1) Mat on-line through our website and we gave away no Mats for promotional purposes, it being the winter months. The golf season, to some degree, was in hiatus during these winter months and therefore, we really haven't had important prospects to whom we could ship any promotional Mats during the quarter. We have sufficient mat-making material remaining on hand, according to our calculations, to make between 115 and 117 Mats.

Our Plan Over the Next Several Months.

Our current suggested retail price on our mat is $79.95, plus $15 for shipping and handling anywhere in the U.S. or Canada. To enhance or increase sales volume, we are considering offering reduced price specials on our website, though we haven't done so to date. Over the last several months, we have sought to determine the best price to charge for our product. At present, we believe that $79.95 is a fair price for what we offer. We believe that people will pay a lot more than $79.95 to learn to hit a golf ball straight and we believe and submit that our product works. Conversely, we believe that for most people, $79.95 is a lot of money. We can make no assurance that this opinion as to the fair price or value of our product will not change. If, after or during this 2007 golf season, we are unable to generate sales at $79.95, we will have no choice but to consider offering our product for less. We may also consider special offers of two or three for a substantially reduced price.

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

There is little doubt that future Internet sales of our product will be driven by the amount of money we are able and willing to spend on advertising and promotion. During the next several months, we intend to continue modest advertising of our specialty golf training aid on-line. Our second phase plan of operation, if funding becomes available for such purpose, will be to design and pay for the development of retail colored boxes.  This is a necessary expenditure if a person wants to put his or her product in retail stores around the country or in large national retail store catalogues, many of which have told us that they will not list our product in their catalogue if it isn't suitable for their retail store or they aren't already carrying it in one of their retail stores. For the time-being, and because at a price of $79.95 our profit is approximately $50 to $55 per Mat (depending on volume), we want to focus our efforts on selling our product on-line and through on-line distributors and drop-shippers. If advertising in limited fashion on AdSonar, Google AdWords, Yahoo! Search Marketing, Website Pros, Ebay or any other website services we discover and use prove successful, we will do what we can to increase such sales by advertising in those particular venues more aggressively. At present, we have not been particularly successful advertising in that fashion.  At the same time, if our current on-line advertising strategy ends up proving sufficiently successful during this golf season, and recently, advertising on Google, Yahoo! and AdSonar has NOT proved successful, we will then use the capital generated thereby to also place ads in recognized golf magazines. Golf Digest, for example, has a circulation of 1.6 million golfers. Golf Range Magazine, a wholesale magazine distributed to driving range and golf course owners around the country, has a circulation of between 12,000 and 16,000. Other national golf-related magazines are Golf Magazine and Links. There are at least 2 British golf magazines available in the magazine racks at Barnes & Noble. Further, there are golf magazines that only advertise golf products such at The Golfsmith (www.golfsmith.com) and Edwin Watt's Golf (www.edwinwattsgolf.com). If this supplemental strategy proves successful, and we generate even more earnings from these particular efforts, we will consider spending the money for the development of a suitable retail colored box for use in retail stores. If this proves successful, we will ultimately consider shooting a 15 or 30 second television commercial and running it on The Golf Channel available on Cable TV, Dish Network and DirectTV. This latter marketing concept is in the far distant future and at the present time, we believe it highly unlikely that we would shoot a television commercial, let alone have the capital to run it on The Golf Channel.

In spite of the foregoing plans, if sales do NOT significantly improve during this golf season, that is, over the next few months, we believe that we will be forced to look at other business opportunities for the Company, the form of which we cannot predict at this time.

OUR CURRENT MARKETING AND ADVERTISING STRATEGIES.

As stated above, our basic marketing plan through the end of the 2007 golf season, is to aggressively seek out drop-shippers, on-line distributors and specialty golf or sports websites willing to carry our product. Then if money becomes available for such purpose, to devise and obtain the artwork and bar code necessary for the design and completion of a colored retail box.

To accomplish our on-line mat sales marketing ideas, we plan to continue our limited advertising campaigns on (1) Google AdWords, (2)Yahoo! Search Marketing, (3) Website Pros, an affiliate of Discover Card, (4) Ebay, (5) AdSonar, and (6) others we come across that we determine are worthwhile and productive advertising venues for us and our product. We also plan to continue using the services of our new marketing consultant or advisor, JV Associates, located in Monte Vista, Colorado.  Our annual pre-paid services with JV Associates expires this September.  Assuming that we can afford them, we will also entertain the idea or prospect of using additional golf consultant marketing experts to promote us and our product.  We did have discussions with one such consultant in quarters past, who wanted a $5,500 “up front” fee and a 7% commission on all product sold.

Continued Pay-Per-Click Advertising.

Back in September 2006, we began advertising on AdSonar, www.adsonar.com, a service that enables one to do pay-per-click advertising on specialty golf websites, that is, websites solely devoted to sports in general and golf in particular. Since Google and Yahoo! pay-per-click advertising was not working out for want of legitimate buyers of our product, we decided to give this a try. During the quarter we incurred total AdSonar expenses of $1,043.99, which involved 1,232 clicks or hits at an average cost of about 36¢ each and 3,493,646 impressions.  Since we only sold one Mat during the quarter, we are not particularly impressed with the services offered by AdSonar.  We currently have a $370 credit with them and do not know whether we will continue with the services they provide or not.

We continue to advertise on Yahoo! Search Marketing and Google AdWords in very limited fashion solely to keep our status in Google and Yahoo! search engine results.

The Retail Packaging Issue.

In previous reports, we have discussed the advisability of not spending the money necessary to obtain retail packaging. We have since come to learn through JV Associates, our new promotional consultant, that retail packaging may be the only way to substantially sell our product inasmuch as people still buy the large majority of golf products through retail golf stores. What JV Associates advises is to wait until we get a large order, if we do, and then we can arrange the necessary packaging. The key is to do a lot of checking beforehand and find out exactly what such will cost and who will be able to do it if and when the time comes. We have been in the process of doing just that.  Unfortunately, it appears that getting top quality retail packaging may cost as much as $25,000.  And after that, there is no guarantee that a retail store will take one’s product.

The "Drop Ship" Business.

As a result of our understanding that it would be too expensive at this time to spend as much as $25,000 for a colored retail box prototype, we have come to believe that our best and most efficient marketing approach for the time being will be to sign up other on-line golf distributors, that is, other golf and sports-related websites willing to offer and sell our product. As stated in previous reports we have filed, this is called the "drop ship" business. To summarize, what this means is that another person would offer our product for sale on their website at our retail price; once they get an order, they communicate the order to us, we ship the product directly to their buyer without having to process or obtain the individual buyer's credit card information, and then we send the distributor a bill at our wholesale price. This can be done on a 30-day net basis.

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

Lack of Endorsements At This Time From PGA Professionals.

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

Inventory:     Currently we have enough material in stock and on hand to make between 115 and 117 Mats

Intention:      To sell all 115 or 117 Mats we currently have the inventory on hand to make by December 31, 2007

Future:          Based on the history of our sales, our current, short term goal is to sell at least 7 to 10 Mats per month during the upcoming regular golf season.  We currently have no way of predicting or knowing how many Mats the market for our product will absorb or take considering how unknown our product is at the present time

Management intends to strive, over the next several months, to market and sell between 115 and 117 Mats, all the material for which we currently have in inventory and on hand. In such event, we will then pour those profits into beefed-up or enhanced advertising and promotional campaigns. Our profit on the sale of 115 to 117 Mats would be nearly $7,000, depending upon how many we would be required to sell on a discounted or even wholesale basis. This figure is arrived at on the basis of a $79.95 sales price. This profit figure does not take into consideration Mats that we would ultimately give away for promotional purposes.

We do not believe that the fact that our licensor will be receiving issuance of a federal utility patent on our product will have any bearing on our future sales, though this remains to be seen.

Employees, Experts, Consultants and Advisors.

Currently, we have no employees. Employees will NOT be necessary at this stage of our development. Our sole officer and director will perform daily duties as needed. We only intend to hire employees if and when the need develops. In fact, there is nothing really that could occur that would require us to hire employees. Unless processing orders becomes so time consuming for our sole officer and director that he lacks the time to look up the orders and communicate them to our warehouse facility to put a shipping package together, we cannot envision what would occur that would require such. If sales start growing over the next several months and if we are selling 50 or more mats a month through our website and otherwise, we will likely be required to hire at least one employee to take orders and assist in shipment of product. Since this has not occurred and there is no assurance or current likelihood that it will, we are not in a position to make further projections or estimates in this regard.

At the same time, our sole director and officer, who is NOT a paid employee, intends to defer any compensation that might be due or owed him until such time as capital can be raised from sales.

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed. Right now, we have no need for any outside experts, advisors or consultants. If we engage outside advisors or consultants for any particular purpose in addition to JV Associates, we will have to make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive agreements as yet to use any additional outside experts, advisors or consultants for any reason. This is because, so far, we do not believe we need to and also, we do not currently have any funds available for such purpose.

We do NOT intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they are needed and can be obtained for minimal cost or on a deferred payment basis.

Item 3. Controls and Procedures.

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

Item 3A(T).  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

As of the end of the period covered by this quarterly, our sole officer and director, who is also an attorney, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, he concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management to allow for timely decisions regarding required disclosure, all as is, in turn, required to be included in our periodic Commission reports. Even though we are a small operation and have had relatively little business activity from one quarter to the next, we believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our sole officer and director has concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. Having said this, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

During February 2007, we received notice from our licensor’s patent counsel that a utility patent on The Swing-Channel (R) Golf Mat would be issued by the U.S. Patent and Trademark Office upon payment of the issuance and publication fee of $1,030.  This amount was paid in early March and we have since received additional notice from patent counsel that the utility patent on The Swing-Channel (R) Golf Mat will be issued on or about May 8, 2007.  Once formally issued, our licensor will receive a certificate of registration of the patent from the U.S. Patent and Trademark Office.  While having a registered patent is not likely to have any direct impact or bearing on future sales, we believe it does evidence that our product is unique.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None.

 (b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASY GOLF CORPORATION
 (Issuer)

Date:	May 8, 2007	By:	/s/John Michael Coombs
John Michael Coombs
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 8, 2007	By:	/s/John Michael Coombs
John Michael Coombs
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer