Form 10KSB
period 2007-06-30
Easy Golf CORP
filed 2007-09-25
CIK 1345479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 2007

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

Yes [X ] No [ ]

State issuer's revenues for its most recent fiscal year: $820.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of the close of business on June 30, 2007, our fiscal year-end, and, as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 559,344 shares or approximately 16% of the total number of issued and outstanding shares, was determined or considered to be $223,737. This figure is based on the fact that our stock has had a forty to forty cent bid for the last few months.  This is not to suggest that the market would be able to absorb the sale of 559,344 shares at $0.40 per share.  We make no such prediction or suggestion. However, under the circumstances and for want of a better or more precise way to value the shares held by non-affiliates, this seems to be as reasonable valuation of such shares at this time and for this purpose.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of the date of this document, the Issuer had 3,506,428 common capital shares issued and outstanding of which 2,905,417 are "restricted" and 41,667 are deemed "control" shares. These figures together represent approximately 84% of the total number of issued and outstanding shares.  See Item 11 of Part III below.

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

TABLE OF CONTENTS

RISK FACTORS 4

PART I 7

ITEM 1. DESCRIPTION OF BUSINESS. 7

ITEM 2. DESCRIPTION OF PROPERTY. 11

ITEM 3. LEGAL PROCEEDINGS. 12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.  12

PART II 13

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.  13

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION 14

ITEM 7. FINANCIAL STATEMENTS. 22

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  35

ITEM 8A.  CONTROLS AND PROCEDURES. 35

ITEM 8B.  OTHER INFORMATION. 35

PART III 35

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.  35

ITEM 10. EXECUTIVE COMPENSATION. 37

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.  38

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.  38

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K. 39

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES 39

SIGNATURES 40

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

The reader should carefully consider the following material risks and the other information contained in this Annual Report on Form 10-KSB before making a decision to invest in our common stock. Since December 2006, our stock has been quoted on the OTC Bulletin Board.  Because the trading price of our common stock could decline or lack any meaningful trading volume due to any of the following risks, an investor needs to be well aware that he or she could lose all or part of his or her investment. The reader is therefore cautioned to carefully consider and refer to all information contained in this document, including the financial statements and related notes in Item 7 of Part II below. The specific risks described below are material risks.

1. IF WE ARE NOT SUCCESSFUL, INVESTORS WHO BUY OUR STOCK WILL LIKELY SUFFER THE LOSS OF THEIR ENTIRE INVESTMENT. If our future ability to market and sell our new, patented golf training aid product known as "THE SWING-CHANNEL® GOLF MAT," a device designed to teach a person how to hit a golf ball straight, is unsuccessful and we are unable to do anything else with the Company, persons who purchase our securities in the market likely will sustain a severe or principal loss of their investment.

2. WE OPERATE IN A HIGHLY COMPETITIVE MARKET. More money is reputedly spent on golf than any other sport. In fact, some say that more money is spent by the consumer on golf than all the other sports in America put together. Accordingly, golf marketers and retailers of all kinds and sorts vigorously compete to target members of the public to buy better and new golf products, not the least of which are products designed to help a person play better. We face fierce and rigorous competition from other companies that are similarly marketing and selling a variety of golf products and accessories, including golf training aid products. See subheading titled "Competition" in Part I, Item 1 of this document titled "Description of Business."

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

4. FAILURE TO GENERATE SUFFICIENT SALES OF OUR PRODUCT ON THE INTERNET WILL ADVERSELY AFFECT OUR ABILITY TO ADVERTISE AND THUS CONTINUE INTO THE FUTURE. Because we have only recently begun to sell our product on-line through our website, www.easygolf.biz or www.swingchannelgolf.com, and have had negligible revenues to date, we are in the development stage. Although formed in 1981, nearly 25 years ago, we have not engaged in any substantive activities until recently. Our recent activities have involved our efforts to sell and commercialize our patented SWING-CHANNEL® GOLF MAT through our website and, more recently, through on-line golf distributors. Our marketing efforts, so far, have not been easy. Businesses that are starting up or in their initial stages of development present substantial business and financial risks and suffer significant losses from which they may not recover or from which they may be unable to emerge. We are facing all of the challenges of a new business enterprise engaging in eCommerce, including but not limited to, undertaking a productive advertising campaign, establishing budgets, implementing appropriate financial controls and internal operating policies and procedures. Because we are in the development stage, there is little history on which to judge our product, the competence of our management, or our potential success.

We have had no recent operating history as a marketer and seller of golf training or instruction aids or products, on-line or otherwise.  We need to aggressively generate sales towards the end of this calendar year in that sales since late 2005 and early 2006, when our website became operational, have been minimal. We are currently endeavoring to get on-line distributors of our product.

We cannot assure anyone that that our internet/eCommerce business will ever be successful, let alone profitable. Since our entire initial marketing strategy revolves around the Internet and eCommerce, if we are not successful in marketing our product through our website or through other, on-line distributors, our business, financial condition and future prospects would be materially adversely affected.

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

6. LACK OF RESOURCES NECESSARY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS EVERYWHERE IN THE WORLD/ THE FUTURE LOSS OF THE RIGHT TO USE OUR STATE AND FEDERAL TRADEMARKS, TRADE NAMES AND SERVICE MARKS WOULD LIKELY MATERIALLY ADVERSELY AFFECT US. We are susceptible to others imitating our product or infringing on our federal and state intellectual property rights. We may not be able to adequately or successfully protect our intellectual property rights, upon which we depend for name recognition, among other things.  Having said this, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Imitation of our product or infringement of our intellectual property rights could diminish the marketability or value of our product or otherwise adversely affect any future revenues we may have because potential customers and buyers of our products may become confused over brand identity.

7. OUR SOLE OFFICER AND DIRECTOR AND MAJORITY STOCKHOLDER HAS ONLY AGREED TO ADVANCE US FUNDS TO MAINTAIN OUR REPORTING OBLIGATIONS OVER AT LEAST THE NEXT YEAR. Our sole officer and director and majority stockholder has agreed to advance us sufficient funds to fulfill and maintain our reporting obligations with the Securities and Exchange Commission ("SEC") for at least the next year. We consider this a legal obligation of his because we are relying on it. At the expiration of at least one year from now and assuming that we are not self-sustaining by that time, management will have to make a determination as to how and in what form we intend to continue, if we will. Accordingly, no predictions or other estimates, at this time, can be made beyond the next year.

8. THE LOSS OF OUR SOLE OFFICER AND DIRECTOR WOULD, AT THIS TIME, MATERIALLY ADVERSELY AFFECT US. At present, we are wholly dependent upon the personal efforts and abilities of our sole officer and director and majority stockholder, a person who exercises control over our day-to-day affairs. As set forth immediately above and as disclosed further below, we are also reliant on this same individual to financially carry us through at least the next year in our reporting obligations. Though this individual has not signed a written agreement that contractually binds him to advance funds to us, he has represented that he will do so and we are relying on this representation and therefore, we consider it a legal obligation. Considering the fact that our sole officer and director has advanced several thousand dollars to date for the purpose of advertising, we have every reason to believe that he will continue to advance us sums to continue in our reporting obligations.

Not only because he has agreed to advance us the money to maintain our reporting status with the Commission over at least the next  year but we are also highly dependent upon our officer, director and majority shareholder to carry out our business plan. If something were to happen to him, we do not at this time know who would take over our day-to-day operations, which mainly consist of arranging and monitoring our on-line advertising campaigns, monitoring our website on a daily basis for orders, making sure that mat-making material is available and on-hand to manufacture our product, and paying our bills as they become due. With regard to this individual's business experience, background and employment history, reference is made to Part 9, Item III below titled "Directors and Executive Officers, Promoters and Control Persons."

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

11. RISK THAT AN EFFICIENT AND WELL-DEVELOPED TRADING MARKET FOR OUR COMMON STOCK MAY NEVER DEVELOP OR THAT IF IT DOES, THAT IT WOULD BE SUBJECT TO WIDE FLUCTUATIONS OR OTHERWISE BE ILLIQUID. Though we now have an OTC Bulletin Board symbol for our stock, namely, EGOF.OB, only a very limited market presently exists for our common capital stock.

Though our stock trades in very limited fashion and certainly not on a regular basis, stock markets generally experience extreme price and volume fluctuations that can, and do, greatly affect the stock trading of "small capital" or Penny Stock companies such as Easy Golf. These fluctuations can be unrelated to the operating performance of the company itself. Further, economic and political conditions may adversely affect the market price of a company's common stock. Reference is made to Part II, Item 5 below titled "Market for Common Equity and Related Stockholder Matters."

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

14. CURRENT INABILITY TO REPAY EXISTING DEBT TO OUR OFFICER, DIRECTOR AND MAJORITY SHAREHOLDER. As of the date of this Annual Report on Form 10-KSB, Easy Golf has long-term debt to our only officer, director and majority stockholder of $56,831 on which no interest accrues. This figure includes an additional $3,400 that such person advanced us after June 30, our year-end.  This money is an "advance" from this individual and will only be repaid if funds are ever available for such purpose. At the same time, we have no history of significant sales or income from which decisions about our ability to re-pay this debt can be based.

15. DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Because we have just commenced operations, there exists substantial doubt concerning our ability to continue as a going concern. This doubt is shared by our independent auditors who have also expressed doubt about our ability to continue as a going concern. See Part II, Item 7 below. While we did obtain a registered federal patent and a registered federal trademark and trade name during the fiscal year and while our product is now fully developed and ready for sale, our continuation as a going concern is dependent upon generating golf mat sales.   So far, sales have not been as good as we have either expected or would like.

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

During March 1987, still having the large majority of the cash that it had raised in a public offering years before, the Company did a merger transaction with certain biology and chemistry professors employed by Johns Hopkins University in Baltimore, Maryland. In doing so, the Company changed its name to "Bio-Thrust, Inc." ("Bio-Thrust"). This transaction was undertaken in order to finance a project to extract the anti-occident chemical compound allegedly found in cruciferous vegetables. After isolating the compound, the project further involved a plan to obtain a chemical patent on the chemical anti-carcinogenic component so isolated in cruciferous vegetables. The Company's capitalization didn't change in this transaction, nor was there a reverse split of our shares.

Between 1987 and 1990, the Company, as Bio-Thrust, spent all its cash, liquid assets and ceased operations. This was due to the fact that by the time Bio-Thrust had isolated the chemical component and was ready to file for a chemical patent, it discovered that the large French drug company, Rhone- Poulenc, had "beaten them to the punch" and had already patented the same chemical component or compound found in cruciferous vegetables. In 1991, the Utah Division of Corporations first suspended and then later dissolved the Company. Between then and 2004, the Company was defunct and had no operations. In the summer of 2001, Mr. J. Michael Coombs became an officer and director and otherwise assumed control of us. As a result, or as part, of this change of control event, Mr. Coombs did not acquire any shares.

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

On March 10, 2005, we entered into an Exclusive Patent, Trademark and Tradename Licensing Agreement ("License Agreement") in which we acquired the exclusive right to manufacture, sell and exploit, in any lawful way, a proprietary golf improvement product known as "THE SWING-CHANNEL® GOLF MAT" and related intellectual property. See "Description of Property" section below. In exchange for these rights, we issued the Licensor, namely, Mr. J. Michael Coombs, our current and only director and officer, 35 million shares of our common capital stock valued at $4,650 or $0.0001329 per share. See again, "Description of Property" section below. A copy of this agreement is attached hereto as Exhibit 10.1. In addition to the stock Mr. Coombs was issued, we are also obligated to pay the Licensor a royalty of 5% of net profits on all sales of the product. Adding in shares that Mr. Coombs had purchased himself in the open market in the 1980's, this stock issuance has resulted in giving Mr. Coombs an 84% interest in us. See Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management." Even though this transaction was approved by the unanimous written consent of Bio-Thrust's board of directors, this was NOT an arms length transaction. The board of directors of Bio-Thrust valued the shares issued to Mr. Coombs at $0.0001329 per share. This figure was arrived at based on the amount of out- of-pocket, cash that Mr. Coombs had spent developing, modifying and testing the invention, including the production and testing of several prototypes. No credit was given for any commercial value the product might have other than the hard, out of pocket cost of the design and development of THE SWING-CHANNEL® GOLF MAT, costs that include all attendant intellectual property rights acquired or obtained by Mr. Coombs, namely, the various state and federal tradenames, trademarks and service marks that he had applied for, two of which have were issued during the fiscal year. See again "Description of Property" section below.

Mr. Coombs had previously retained a patent lawyer to represent him personally and on August 5, 2005, his counsel filed a utility patent with the U.S. Patent and Trademark Office in which Mr. Coombs is listed as inventor of THE SWING-CHANNEL® GOLF MAT.  Applying for this utility patent has cost Mr. Coombs $6,976.15 in personal legal fees, all of which has been run through our bank account solely in order to keep track of and document the total costs involved in obtaining such intellectual property rights to the product. It is noteworthy that under the

License Agreement, Mr. Coombs is obligated to pay for all patent lawyer fees and expenses incurred in filing for and obtaining a utility patent on the product. In other words, since Mr. Coombs would own the patent, once it were to issue, he and he alone should be the one to pay for it, not us. As stated above, under the License Agreement, we are NOT obligated in any event to reimburse Mr. Coombs for legal fees and expenses incurred by him in connection with his obtaining of a utility patent.

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

Because Bio-Thrust had 42,210,410 shares issued and outstanding before the April 22, 2005, reverse split, and taking into consideration the rounding up of all fractional shares to the next nearest share, all as provided in the Plan and Agreement of Merger, the reverse split resulted in a total of 3,506,428 shares issued and outstanding. This figure included canceling 11,250 shares mistakenly overissued by our transfer agent to the Licensor in the License Agreement on March 10, 2005. In other words, 42,210,410 divided by 12, less 11,250 and the rounding up fractional shares to the next highest number of shares equals 3,506,428 shares. As of the date of this Annual Report on Form 10-KSB, there remain 3,506,428 shares issued and outstanding. No other or additional shares have been issued to anyone for any reason since the March 10, 2005, License Agreement and in fact, other than this one issuance of shares as License Agreement consideration, no stock has been issued to anyone since the 1980's or for perhaps 20 years.

Our transfer agent is Fidelity Transfer Company ("Fidelity") located at 1800 South West Temple, Suite 301, Salt Lake City, Utah 84115. Its phone number is 801-484-7222.

As of the date of this document, we have 266 shareholders of record.  This figure does NOT include shareholders who hold their shares beneficially through a brokerage account, for example.

Our current president, Mr. Coombs, has been an officer and director of us for over 6 years or since the summer of 2001. As a result of the March 10, 2005, Licensing Agreement mentioned above, properties that Mr. Coombs obtained, acquired and/or created and perfected himself, and as a further result of the 41,667 shares that Mr. Coombs had already owned since the early 1980's, Mr. Coombs is our major and controlling shareholder, directly owning approximately 84% of our now issued and outstanding common shares. See Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management."

We have never been involved in any bankruptcy or insolvency proceeding of any kind and none of our officers and directors has been involved, directly or indirectly, in any bankruptcy or similar proceeding. Neither we nor any officer or director is involved in any pending litigation, nor is any litigation involving us or any officer or director threatened.

As of our fiscal year end, we have had just less than $820 in gross revenues. This is not too surprising, considering that we first launched our website when the traditional golf season was over and most golfers had put their clubs away for the winter, and, now that we have a product and a means of selling the same, we expect to incur substantial advertising expenses in implementing our business plan. Management cannot predict whether we will be profitable even if we believe there is a large market for our product. As of June 30, 2007, we had a net working capital deficiency or a deficit accumulated from April 2, 2004, the initiation of the development stage, through June 30, 2007, of $52,215. At the same time, we have no form of financial commitment for the funding of our business plan other than an express intention communicated from current officers and directors to advance us sufficient funds over the next year to keep us current in our reporting obligations. Having said this, Mr. Coombs has already advanced us several thousand dollars to pay for limited Google AdWords, Yahoo! Search Marketing, Website Pros (Discover Card), and Ebay advertising or auction expenses. That is to say, our sole officer and director is legally obligated and otherwise contractually bound to advance funds to us to maintain and continue our reporting obligations over the ensuing two year, and, even though he has done so, he has not agreed to advance us funds for advertising on the Internet. He has done so voluntarily. We consider his commitment to keep us current in our reporting obligations a legal obligation of his, as does he, even though we have no written agreement to this effect. We do not have a written agreement with him to this effect because we believe that he has enough shares and if we were to do so, such an agreement might require giving Mr. Coombs additional shares in the event that we default on our obligation to him, something that neither of us believes is necessary at this stage.

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

Current Status of the Company

We have no subsidiaries or property other than our License Agreement and we are not involved in any joint venture with any other party. Other than our License Agreement and the money we have been advanced by our only officer and director, we are not currently involved in any contract with any other person or entity. We do have an oral agreement with Robison Distributing Co., Inc., a carpet wholesaler in Salt Lake City, Utah, that if we buy our materials from them necessary to make our product, namely, the Athletic Sports Turf® and the rubber tees or barricades, Robison Distributing will produce or “cut” our Mats from their warehouse and offices.

Though we have exclusive rights to manufacture and market the patented SWING-CHANNEL® GOLF MAT, along with related intellectual property, we hold no patents or trademarks ourselves. The federal trademark and trade name issued to our licensor in August 2006 and the federal utility patent issued to our licensor in May 2007 are owned by him, not us.

As set forth in our balance sheet in Part II, Item 7 below, Easy Golf, as of June 30, 2007, had $207 in cash in our checking account and approximately $2,965 worth of material on hand or in inventory with which to make golf mats, each of which has a current or suggested retail price of $79.95. See our website, www.easygolf.biz or www.swingchannelgolf.com, where our mat is offered for sale. We have impaired the cost of our specialty golf mat and assigned no value to the Exclusive Licensing Agreement. See Part II, Item 7 below. As of the date of this Annual Report on Form 10-KSB, we have approximately $480 in our checking account.

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

We maintain executive offices or facilities at the office of our president located at 3098 South Highland Drive, Suite 323, Salt Lake City, Utah 84106- 6001. We do not pay rent for these office facilities because their use is only nominal. We manufacture and assemble our golf mat product at the warehouse of a carpet wholesale dealer known as Robison Distributing Company, Inc., located at 1920 South 300 West, Salt Lake City, Utah 84115. In December 2006, we renewed our products liability insurance policy.

Government Regulation/Collection or Payment of Sales Taxes

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

We believe that our product is unique because it specifically holds itself out as teaching a person to hit a golf ball straight. Other than Dalton McCrary's Straight Shooting Golf video ($16, plus shipping and handling) which one can find by doing a Google or Yahoo! search, our product is the only product one will likely find advertised on Google, Yahoo! or Ebay, for that matter, that is specifically designed to teach a person to hit a golf ball straight. At the same time, if one types in "hitting a golf ball straight" or a similar phrase in Google, one will find another product offered for sale on-line that is designed to help a person hit a golf ball straight. It can be found at www.golferfmind.com. Contrary to what one might expect, it turns out that this product is a set of psychology and self-hypnosis books that sell for $49.95, plus $8 shipping and handling. Neither this set of books nor Mr. McCrary's video is an instruction or training device like our SWING-CHANNEL® GOLF MAT. Accordingly, one could argue that these two products are our only competitors, at least when it comes to a product which holds itself out as a means of teaching a person to hit a golf ball straight. One could also argue that these two products are different enough from our product that we in fact have no competition but, just looking at the myriad golf training aid products offered on Google, Yahoo! and Ebay, this is an unrealistic position or contention to make. Golf Galaxy (www.golfgalaxy.com) is a large retail golf store chain, perhaps the largest in the United States, which, in addition to its several retail stores around the country, offers and sells a large variety of golf products on-line. In looking at its website, we do not see a product exactly like ours offered for sale. Other known magazines and websites which only offer and sell golf accessory products are Edwin Watts Golf, www.edwinwattsgolf.com, and another called The Golfsmith, www.golfsmith.com.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Patented "SWING-CHANNEL® GOLF MAT" and Related Properties.

We are party to an Exclusive Patent, Tradename and Trademark License Agreement ("License Agreement") that allows us to market the patented SWING-CHANNEL® GOLF MAT and all attendant intellectual properties associated with it. This license is exclusive which means that we have exclusive control over the properties subject of the license and our Licensor is strictly prohibited from negotiating or dealing with anyone else to similarly or separately market the same products and properties covered thereby.

In August 2006, our licensor was issued a federally registered trademark and trade name on the phrase “SWING-CHANNEL.”  In May 2007, our licensor was issued a federal utility patent on the invention known as "THE SWING-CHANNEL® GOLF MAT."  We issued a press release on Business Wire and followed that up with the filing of a Form 8-K, both of which announced our licensor’s receipt of the utility patent  and his receipt of the federal trademark and trade name.  See reference to Form 8-K in Item 13 of Part III below.

Summary of Our Exclusive License Agreement

The following is a summary of our March 10, 2005, License Agreement and which identifies the rights and interests licensed or assigned to us. For more specific information, reference is made to a full copy of the Agreement attached to this Annual Report as Ex. 10.1.  In exchange for the issuance of what amounted to 2,905,417 post-merger "restricted shares," Mr. Coombs, the Licensor under the License Agreement, has conveyed exclusive manufacturing and marketing rights in and to a variety of intellectual and other property rights, most importantly, the patented SWING-CHANNEL® GOLF MAT that he invented. In exchange for this assignment and Mr. Coombs's signing of an Investment Letter, we were obligated to issue him "restricted" shares (which we have done) and we are also obligated in the future to pay him a royalty of 5% of our net profits resulting from the sale of the product. Because we have had negligible earnings to date, we have not paid our Licensor any royalties nor does it appear that we will.

In August 2005, our Licensor applied for Letters Patent with the U.S. Patent and Trademark Office in Washington, D.C., though his individual patent counsel. On May 8, 2007, this patent was issued, Patent No. US 7,214,140 B2.  The exclusive right to manufacture and market the patented SWING-CHANNEL® GOLF MAT, has been assigned or conveyed to us in the License Agreement.

On October 4, 2004, Mr. Coombs registered the name "Easy Golf" as "dba" of himself in the State of Utah with the Utah Department of Commerce and Commercial Code, Entity No. 5743928-0151. This "dba" has been licensed to us in the License Agreement.

In the fall of 2004, Mr. Coombs applied, in the State of Utah, for ownership of the Utah trademark "Easy Golf," Registration No. 5758081-0190. On November 4, 2004, over a year ago, the Utah trademark/service mark "Easy Golf" was issued to Mr. Coombs. This property has also been licensed to us in the License Agreement.  Because such a mark is only good for 3 years in the State of Utah, we  recently renewed this right through the Utah Division of Corporations.

On March 1, 2005, Mr. Coombs, at his own expense, applied for the federal trademark and trade name "SWING-CHANNEL," Serial Number 78577944. After going through an extensive comment and confirmation review process and after having been published in the Official Gazette of the U.S. Patent and Trademark Office, our licensor was issued a federal trademark and trade name in August 2006.All rights in and to this federal trademark and trade name have been licensed to us in the License Agreement. Since we have received notice that our trademark or trade name has in fact been "registered," we have, since August 2006, been able to replace the little "TM" designation next to the phrase with another designation, namely, a capital "R" with a circle around it. This particular designation or mark gives notice to the world that our trademark or trade name has been "registered" with the U.S. Patent and Trademark Office.

Our Licensor has also copyrighted an instructional brochure titled "How to Use THE SWING-CHANNEL® GOLF MAT." This brochure is enclosed in the box with our shipped product, along with an additional sheet titled "How to Assemble THE SWING-CHANNEL® GOLF MAT." This 4-page instructional brochure on "How to Use THE SWING-CHANNEL® GOLF MAT," including the assembly instruction sheet, has also been licensed to us under the License Agreement.

Starting in March 2005, our Licensor outsourced and oversaw the construction of a website which is hosted by Yahoo! This website, whose address is www.easygolf.biz or www.swingchannelgolf.com is fully operational, including its shopping cart. See the discussion in our Plan of Operation below under the heading "Our Website." All rights to use, operate and modify this website as needed to successfully market our product are also licensed to us under the subject License Agreement.  Since March of 2005, we have made several modifications to the website.

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

The License Agreement also provides that if we make any improvements to THE SWING-CHANNEL® GOLF MAT, they are owned by the Licensor. At present, we have not made any such improvements though we have done some limited testing this summer in an effort to improve the product.  This explains some of the Golf Galaxy and other golf-related charges on our corporate Visa credit card that we undertook during the fiscal year in that we bought a few items in order to undertake such testing.

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

As of the date of this Annual Report on Form 10-KSB, neither we nor our licensor has developed any new products or related golf instruction aids or devices. Instead, we are concentrating on selling our one product for which we believe there is a large and substantial market, particularly considering that every golfer wants to hit a golf ball straight.

Executive Offices

As stated elsewhere herein, our executive offices are located c/o Mabey & Coombs, L.C., at 3098 South Highland Drive, Suite 323, Salt Lake City, Utah 84106-6001. Our telephone number is 801-467-2021 and our fax number is 801- 467-3256. This is also the business office address of our corporate president. We pay no rent for the use of this address or facility. We do not believe that we will need to maintain any other or additional office at any time or in the foreseeable future in order to carry out our plan of operations described in this document. This is because our business is "on-line," meaning that the current facilities provided by our president are adequate to meet our needs until something occurs which requires either more or different office space. We do not foresee that in the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.

We did not submit any report, proxy statement or information statement to security holders during the fiscal year.  We did issue a press release in May 2007 in which we announced our Licensor’s obtaining of a federal patent on THE SWING-CHANNEL® GOLF MAT and his obtaining a federal trademark and trade name in the phrase “SWING-CHANNEL.”  These events were also followed up with a Form 8-K that we also filed in May 2007.

We are subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and, in accordance therewith, we file reports and other information with the Commission. Reports and other information filed by the issuer with the Commission can be inspected and copied at the Commission's Public Reference Library in the Commission's own building located at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the Commission at prescribed rates. An interested person may also obtain information about the operation of the Public Reference Room by calling the Commission at 1-800- SEC-0330. Inasmuch as we are an electronic filer, and the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, an interested person may access this material electronically by means of the Commission's home page on the Internet at www.sec.gov.com. To facilitate such access for an interested person, our CIK number is 0001301838.

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

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

Market Information

Our common shares have not traded in a public stock medium since the late 1980's. However, during December 2006, we became quoted on the Over-the-Counter Bulletin Board (OTCBB) administered or overseen by the National Association of Securities Dealers, Inc. (NASD) under the symbol EGOF.OB. Since that date, our stock trading activity has been as follows:

EGOF - EASY GOLF CORPORATION Year Ending June 30, 2007
	BID			ASK			PRICE
END DATE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	VOLUME
9/30/2006	0	0	0	0	0	0	0	0	0	0
12/31/2006	0	0	0	0	0	0	0	0	0	0
03/31/2007	0	0	0	0	0	0	0	0	0	0
6/30/2007	1.25	0	0.42	3	0	0.51	2	0	0.4	78,875

Currently, there are 3,506,428 shares of our common capital stock issued and outstanding. As of the date of this Annual Report on Form 10-KSB, 559,344 of these shares, or approximately 16% of our issued and outstanding shares, may be sold without restriction. In fact, all such 559,344 shares have been issued and outstanding for as long as 20 years. These shares may be considered what constitutes "the float," that is, the number of shares that can freely trade in interstate commerce. At present, our sole officer and director does NOT own or control any shares, directly or indirectly, that are not "restricted" or which do NOT bear a restrictive legend of some kind such as a "control person" legend. See Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management." As stated elsewhere in this document, we currently have no outstanding warrants, options, incentive stock option or employee compensation plans of any kind or nature. At the same time, and though there are currently no plans to do so, no assurance can be given that such derivative securities will not be issued in the future, particularly if there is an important business reason to do so.

Holders

According to our stock transfer agent, Fidelity Transfer Company, as of the date of this Annual Report on Form 10-KSB, there are 266 holders of record of our common capital stock. Because no shares have been issued in the last 20 years other than the shares issued pursuant to our License Agreement on March 10, 2005, these persons have been our shareholders for over 20 years.

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

Description of Securities

Our authorized capital stock consists of 50,000,000 shares of common capital stock, $0.001 par value, of which 3,506,428 shares are considered issued and outstanding as of our fiscal year-end, June 30, 2007.  We have no preferred shares issued or authorized.

As of our June 30, 2007 year-end, including the date of this Annual Report, there are NO options, warrants, stock appreciation rights, or other rights of a similar nature outstanding which currently obligate us to issue any additional common stock to anyone.

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

Potential investors in our common stock are urged to obtain and read such disclosures carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker- dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker- dealers are further obligated to provide customers with monthly account statements.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a start-up, internet-based eCommerce company that offers and sells a specialty golf training aid known as "THE SWING-CHANNEL® GOLF MAT."  This product is designed and holds itself out as a device to teach a person to hit a golf ball straight. Our website is www.easygolf.biz or www.swingchannelgolf.com and it is hosted by Yahoo! At the very end of October 2005, we perfected our product so that it was suitable for offer and sale to the public. Since we only began offering our product for sale on the Internet at the end of 2005 when the golf season was over, we have only generated or realized approximately $1,100 in total revenues to date. This is in spite of the fact that we average over 50 hits a day on our website. As set forth further below, we have changed our business plan over the last 6 months to focus on finding internet golf distributors who will offer and sell our Mat on their respective websites and for whom we will "drop ship" our product to their buyers directly. This is known as the "drop ship" business. So far, we have only been able to "sign up" one such distributor. Its website is

www.sportstrainingaids.com and it currently offers our SWING-CHANNEL® GOLF MAT for sale. As of this date, it has not sold any Mats by or on our behalf.

Selected Financial Data

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful. Reference is made to our audited financial statements included in Part II, Item 7 hereof.  During the year, we sold a total of 9 Mats for gross income of $820.  One of these Mats was sold on an Ebay auction ad at a reduced amount.

Since our emergence from some-15 years of dormancy, we have incurred accounting costs and other expenses and fees in connection with reactivating ourselves and becoming a reporting company with the Securities and Exchange Commission. Since our re-emergence from dormancy on April 2, 2005, and excluding the $6,976.15 in patent attorney's fees incurred by our officer and director in his individual capacity, amounts that we ran through our books and records for tracking purposes and convenience, we have incurred total expenses as of June 30, 2007of over $52,215 and, as of the same date, we have accounts payable of just over $1,400. Funding of these and other expenses was from working capital provided by our only officer and director, namely, Mr. Coombs, a person who, because of his 84% ownership interest in us, has an obvious vested interest in seeing us successfully market our product. As of the same date, namely, our fiscal year ended June 30, 2007, we had $207 in our checking account and nearly $3,000 worth of mat-making materials in inventory. As of the date of this Annual Report on Form 10-KSB, Mr. Coombs has advanced us an additional $3,400 and we currently have $460 in our checking account. Since the end of our fiscal year on June 30, 2007, we have incurred both "in-house" accounting and independent auditor fees as necessary to prepare this Report. The only other fees or costs we have incurred are minimal Internet advertising expenses.

We continue to advertise on a very limited pay-per-click basis on Google AdWords and Yahoo! Search Marketing.  We do so to maintain an acceptable retrieval level in a Google or Yahoo! search.  This form of advertising has not proven worthwhile to generate sales, though it may generate traffic to our website.  Unfortunately, generating website visits does not necessarily result in sales.  Accordingly, we have determined to only do pay-per-click advertising on Google and Yahoo! in limited fashion to keep our name out there on the Internet.  We continue to subscribe to Website Pros, the national Yellow Pages, at a cost of $19.95 per month.  This also helps keep our name out there on the Internet.  While we have ceased doing pay-per-click advertising with AdSonar (see www.quigo.com or www.adsonar.com), we continue, from time to time, to run Ebay auction ads at a cost of about $13 per ad.  Only recently did we sell our first Mat on an Ebay auction ad at a “reserve price” of $59.95, plus shipping and handling.

Liquidity and Capital Requirements

At June 30, 2007, we had $207 in our checking account. As of the date of this Annual Report on Form 10-KSB, we have $480 in our checking account. What we have in our checking or bank account at any given time is largely meaningless inasmuch as our working capital is, and has been, funded by personal advances from an officer and director. These advances do not require interest payments at the present time and, unless we become profitable, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. Mr. Coombs's loans are considered or designated as "advances," inasmuch as they do not bear interest. At present, there are no plans to charge interest. In the event we modify our oral agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable and could afford to pay interest. Though we have nothing definitive in writing with Mr. Coombs, we consider Mr. Coombs's obligation to advance us money to maintain our reporting obligations over at least the next year a legal obligation of his upon which both we and investors can rely.

We will be able to satisfy our cash requirements for the next 12 months in that, provided our business plan appears viable, our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation in that we believe that within at least a year from now, we should be able to successfully carry out our business plan or, we will know by then, or sooner, that it cannot be successful. Having said this, we are unable to guarantee that at the expiration of a year from now, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next year, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond the next year. If management does not desire to loan or advance us sufficient funds to continue beyond the next year for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.

The amount of money necessary to implement and carry out our business plan over the next fiscal year is as follows: The cost of maintaining our website hosted by Yahoo! is currently $39.95 per quarter or $120 per year. Over the next year, and because we have the capability of generating our quarterly and annual reports "in-house," we have budgeted no money to be spent in this regard in legal fees. With respect to our annual "in-house" accounting and outside, independent auditor fees and costs, we have budgeted as much as $8,000. We are also budgeting Edgarization costs and fees of at least $200 per quarter and $500 for our annual report. In the normal course of business, we anticipate spending at least $1,000 per year on Edgarization costs and expenses. Finally, we have budgeted approximately $500 per year in annual transfer agent fees and costs; $300 of this figure is our annual stock transfer agent maintenance fee. Other transfer agent costs and fees will ordinarily be the obligation of each shareholder submitting his or her shares for transfer. Finally, in December 2006, we renewed our products liability insurance policy at a cost of approximately $915 per year. This policy comes up for renewal this-coming December 15. This means that we anticipate that at least $11,000 to $12,000 per year shall be necessary to satisfy our minimal cash requirements.

We currently have no sources of financing, including bank or private lending sources, or equity capital sources. For the time being, we do not require such sources. If we are able to generate the sale of an average of mere 16.66 Mats per month, we would be able to pay for $1,000 of Internet advertising expenses each month. Since few know who we are and we and our product are both essentially unknown, we would like to think that we may be able to accomplish this goal over the next year, that is, once our name and our product get better known in the marketplace and some of our continuing Internet presence takes hold.  In this regard, we have a new strategy we are working on, namely, trying to obtain a large order of Mats through high school and/or college golf programs.  We have come to realize that this market is huge.  At present, we have no progress to report in this regard.  We are working on it.

Plan of Operation

Our principal business plan has been to promote, market and sell our golf training aid product known as "THE SWING-CHANNEL® GOLF MAT" initially on the Internet through our custom built website, which only became operational in October 2005. We have also learned that we can offer and sell our product through other sports and golf-related websites, namely, so-called "on-line distributors." We have one such distributor, namely, www.sportstrainingaids.com. As stated elsewhere herein, offering and selling product on the Internet through other Internet websites is called the "drop ship" business. See heading below titled "The 'Drop-Ship' Business." At such time as sales are significant enough, if they are, and if funds are available to design and pay for colored retail boxes, we will pursue marketing our product through retail sporting goods stores around the United States and Canada, possibly Great Britain. At this time, we lack the funds necessary to get our product carried in any retail sporting goods stores. This is explained further below.

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

Our Website

In mid-October 2005, our website was completed and became fully operational. We maintain a custom website hosted by Yahoo! Merchant Solutions at a cost of $39.95 per month. The website address is: www.easygolf.biz or www.swingchannelgolf.com. Our hosting service is under Yahoo!'s Merchant Starter Program. Yahoo! Merchant Solutions offers three alternative website hosting services, each of which depends on the amount of gross sales in a month period that the merchant generates. The basic one, namely, the Merchant Starter Program, is for gross sales of under $11,000 per month. Yahoo! charges 1.5% per transaction for sales in this merchant category, a category in which we currently fit. The second category, called the Merchant Standard Program, is for between $11,000 and $80,000 in gross sales per month. On-line retailers in this category are charged 1% per transaction by Yahoo! The third Yahoo! hosting service category, called the Merchant Professional Program, is for companies generating over $80,000 in gross sales per month. In this host category Yahoo! charges 0.5% or half a percentage point per transaction. Accordingly, the more on-line sales one makes per month, the cheaper Yahoo! charges as a processing fee.

Processing Orders

Our new website has an active and operational shopping cart that accepts American Express, Visa, MasterCard, Discover Card and other, less known credit cards. Charges are processed through Paymentech, which is part and parcel of the hosting service provided by Yahoo! Paymentech is a bank and credit card processing service owned by Chase Bank. When sales are made on-line, we are automatically notified by e-mail at contact@easygolf.biz. We then have 7 to 10 days to ship the product anywhere in the United States or Canada. Paymentech, within at least 4 to 5 days of the moment the charge is processed and accepted, will directly deposit the revenue in our bank account maintained with Chase Bank in Salt Lake City. This period used to be shorter but with the problem of increasing credit card fraud, Paymentech likes to wait a few days to ensure that the charge is legitimate.  The use of services like Paymentech dispenses with processing credit cards ourselves and we believe more than justifies paying Yahoo! 1.5% per transaction.

Orders are processed by us as follows: When we receive an order, we accept that order through our Yahoo! merchant account. This act charges the buyer's credit card. Within 4 or 5 days, we access our Easy Golf bank account on-line and see if the money for the order has hit the account. If it has, we then access our on-line account with Federal Express and print off a Federal Express Ground label. This label is then placed on a shipping box at the warehouse where we manufacture and ship our product. We also place our own return address label on the box which contains or is identified by the inscription "THE SWING-CHANNEL® GOLF MAT." This, among other things, is necessary in order to demonstrate to the U.S. Patent and Trademark Office that we are using the trademark or trade name "SWING-CHANNEL"® in interstate commerce, thereby entitling us to this federal trademark and trade name. See Item 2 of Part I above titled "Description of Property." After receipt of the funds in our bank account, we roll a mat up, face down, and put it in our custom made boxes. We also put 16 rubber tees or barricades in each box. Further, each order includes an instructional brochure that is approximately 4 pages (with drawings) and which further includes a one-page instruction sheet on how to put the Mat together (with a drawing). Once this is done, we ship by Federal Express Ground.

Shipping and Handling

We ship by Federal Express Ground in custom boxes made especially for us by a local company known as Box-In-A-Minute. The cost of these boxes will decrease depending upon the volume of boxes we ask Box-In-A-Minute to make for us. Currently the cost is over $2 per box. There are several other supplier sources for these boxes but we believe that Box-In-A-Minute is the best and the least expensive for our purposes. These custom boxes are 10 inches by 10 inches by 24 inches (a size that neither UPS nor Federal Express can provide) and our Mat is rolled up inside, face down, with the other features and accessories necessary to the Mat enclosed. The $15 charge for shipping and handling includes approximately $10 for Federal Express Ground charges and $5 to us for handling and preparing the product for shipment. While United Parcel Service (UPS) is a featured service associated with Yahoo! and UPS shipping orders can be entered automatically through a Yahoo! order, Federal Express Ground is approximately $5 per box/mat cheaper than UPS to ship a box of our dimensions and weight (approx. 7.5 lbs.)

Inventory

Currently, we have nearly all of one roll of Athletic Sports Turf® material in stock. This roll is 101 ft. by 12 ft. or 1,212 sq. ft. This roll cost us $2,420 and because our Mat is 24 inches by 52 inches, and considering that we sold at least 9 Mats this fiscal year and gave some away during the year, we still have enough Athletic Sports Turf® material to make probably between 118 and 120 Mats. We have also inventoried several hundred rubber tees or barricades, all of myriad sizes, 16 of which are incorporated into, and shipped with, each mat. The several hundred rubber barricades we currently have in stock cost us $1,205. We purchased all of these materials through our carpet wholesaler, Robison Distributing Co., Inc., who purchased them directly from the respective manufacturers. We are buying these materials from Robison Distributing directly so that we can pay them Utah sales taxes. This dispenses with the requirement on our part to independently calculate "use taxes" to pay over directly to the Utah State Tax Commission. A consumer or buyer of goods in Utah either pays "sales taxes" or "use taxes," but not both. We thus have nearly $3,000 of material in inventory with which to make Mats upon receipt of future orders. In the event we run out of material, we can order and then receive new material within at least 3 days and less if absolutely necessary. We have other supply sources for these materials but at present, we believe these are our best and most inexpensive sources.

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

There is little doubt that future sales of our product will be driven by the amount of money we are able and willing to spend on advertising.  Also, future sales may depend on whether we can work our way into some high school and/or college golf programs and perhaps secure some large orders.  During the next 12 months, we will actively pursue enhancing sales of our specialty golf training aid on-line and through distributors. As stated in the "Description of Business" section above, our second phase plan of operation, assuming that the first phase is reasonably successful, will be to (1) develop and market additional golf training aids that we invent, (2) to offer and sell other golf training aids made by others on our website through licensing or distributor arrangements, and/or (3) to acquire other properties, products or companies that offer and sell such products on-line. These considerations are highly speculative at this stage and otherwise in the distant future, however. For the time-being, and because at a price of $79.95 our profit is approximately $50 to $55 per Mat (depending on volume and shipping costs), we want to focus our efforts on selling our own product through the Internet. If advertising in limited fashion on Google AdWords, Yahoo! Search Marketing, Website Pros, Ebay or any other website services we discover and use prove successful, we will do what we can to increase sales by advertising in those venues more aggressively. At the same time, if our initial on-line advertising strategy proves sufficiently successful, we will also consider using the capital generated thereby to place ads in recognized golf magazines. Golf Digest, for example, has a circulation of 1.6 million golfers. Golf Range Magazine, a wholesale magazine distributed to driving range and golf course owners around the country, has a circulation of between 12,000 and 16,000. Other national golf-related magazines are Golf Magazine and Links. There are at least 2 British golf magazines available on a regular basis at Barnes & Noble. Further, there are golf magazines that only advertise golf products such at Golfsmith (www.golfsmith.com) and Edwin Watt's Golf (www.edwinwattsgolf.com). If this supplemental strategy proves successful, and we generate even more earnings from these particular efforts, we will consider shooting a 15 or 30 second television commercial and running it on the Golf Channel available on Cable TV, Dish Network and DirectTV. In this latter regard, and though we lack the capital at the present time to expend for this purpose, we have actually contacted video production firm in London, England, called The Wild Fire Team, that we found on-line and which specializes in inexpensive, short, humorous video commercials. See www.thewildfireteam.com. This firm thinks we could make a short, funny video commercial cheaply, taking advantage of the notion of people who hit a golf ball everywhere but straight. We are informed that such a commercial would cost no less than $5,000 to shoot.

As set forth in the discussion immediately below, we also plan to continue advertising on Google and Yahoo! in a limited fashion. If funds are available for such purposes, we also plan to advertise on other websites, links to other on-line retailers, golf specialty websites, and specialty sporting goods magazines.  We also intend to try and gets some high school and college golf programs interested in our product, though we have done little to pursue such prospects to date.  While we have obtained a list of high schools and their addresses from our advertiser, JV Associates, we have yet to do a mass mailing to these high schools.  Part of this is because we have been reluctant to spend the money on a colored brochure or flyer, not to mention the cost of mailing.  This is not to ignore that if one simply mass-mails a flyer to thousands of high school, there is no guarantee that this form of advertising would actually be worth the cost or that it would achieve any results.

OUR CURRENT MARKETING AND ADVERTISING STRATEGIES.

Google and Yahoo!

As summarized above, our basic marketing plan through this next fiscal year is to aggressively advertise on the Internet as the golf season wraps up the rest of this summer and into early fall. Our specific budget and targets are set forth further below under the subheading "Fiscal 2007 Business Goals and Objectives." To accomplish our on-line marketing strategy, we plan to continue simultaneous but limited advertising campaigns on (1) Google AdWords, (2)Yahoo! Search Marketing, (3) Website Pros, an affiliate of Discover Card, and which is essentially On-Line Yellow Pages, (4) Ebay, and (5) others we come across that we determine are worthwhile and productive advertising venues for us and our product. In this latter regard, we have received a number of e-mails and solicitations from companies and other websites that offer advertising alternatives to Google and Yahoo! At present, we have not had time to explore these additional advertising options.

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

All Google AdWords ads are 4 lines. Currently, our Google AdWords ad campaigns currently read as follows:

SWING-CHANNEL® GOLF MAT

 Want to Hit a Golf Ball Straight?

Tired of Losing Golf Balls?

www.easygolf.biz

During the same period of 2007 mentioned above, we also have been advertising with Yahoo! Search Marketing. This alternative on-line advertising service is very similar to Google AdWords but requires a one-time initiation fee of $179. It also allows one to descriptively tailor his or her ads more towards one's individual advertising or product needs. We find this service slightly more complicated or intricate than Google. Having said this, one can control his or her bids better. This is because one can set a different price he or she wants for each Keyword used. Yahoo! Search Marketing describes its Sponsored Search advertising option as follows:

Receive the highest return on investment when you advertise

with Sponsored Search. Advertise only to customers who are

interested in your products or services.

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

During the fiscal year and now, we are running several differently worded ads on Yahoo! Search Marketing, depending upon the keyword that someone plugs in.  However, to save money, we have lowered our daily minimum budget.  We have also lowered our cost per click to keep from burning up advertising money with no results.  As it is, our ads appear, though they appear further down in a search that they did during our last fiscal year.

Website Pros, an Affiliate of Discover Card.

In December 2005, we became a subscriber to Website Pros (www.websitepros.com). This service is different than what Google and Yahoo! offer. This service initially critiques, for optimum usage, the internal and other html settings on one's website for Internet "crawlers." (A crawler is a computer program that regularly goes out into the Internet and retrieves information about your website based on the wording of your website and its internal settings and then the crawler brings such information back to the search engine.) This service also lists one's website in a variety of state and national Yellow Pages and similar website search engine listings, all of which is to encourage Discover Card holders to charge with their card on the website. This service, which is reputedly worth at least $165 per month, used to cost us $49.95 per month; however, during the fiscal year we reduced our subscription and opted for their national Yellow Pages only at a cost of $19.95 per month. For more information, reference is made to www.websitepros.com. As of the date of this Annual Report on Form 10-KSB, and for the time being, we are continuing to use and subscribe to this service.

Ebay.

Ebay (www.ebay.com) allows a person to auction his or her product on-line. During the fiscal year, we ran several week-long auctions of THE SWING-CHANNEL® GOLF MAT on Ebay.  Only during our fourth quarter did someone finally meet our "reserve price" (i.e., the price that we are willing to sell our product for) and purchase a Mat.  In fact, this occurred through PayPal, with whom we did not have a merchant account at the time and this thus required us to create one or open one up.  At the time, our reserve price was $59.95. In our last several auctions, we received several bids. During the summer months, we were regularly running week-long Ebay auction ads. We believe that doing so gets our product more exposure and better known in the public eye and in the golf industry in general. Each ad generates about 100 hits on our website. We auction our product on Ebay under the Sporting Goods category "golf" and also, under the two separate subcategories "swing trainers" and "mats, cages and nets." Our auction ad features photos of our product. The ad we run costs approximately $13 for 7 days. Only when one has sold 10 items on Ebay can one advertise on a "Buy Now!" basis. Since we have only sold one (1) Mat on Ebay, we do not currently qualify for the "Buy Now!" option or feature. With the "Buy Now!" feature, the prospective buyer knows the "reserve price," that is, he or she knows what price the seller is actually willing to sell the product for.

During our fourth quarter, and as stated above, we sold our first Mat on an Ebay auction ad at a price of $59.95 plus shipping.

Providing of Promotional Mats.

During the fiscal year, we only gave away a handful of promotional Mats.  We did not give away many Mats for promotional purposes during the fiscal year because (1) no one in particular requested any and (2) we have not yet discovered that giving Mats away enhances or in any way increases sales.  Perhaps we haven’t given Mats away to the right people.  Nonetheless, since our licensor received a patent in May, we have been flooded with inquiries and mailings from numerous people desirous of helping us license the product.  In investigating these sources, we have come to the conclusion that most want money up front in order to help us either develop or sell our product, something we are already doing.  With many of them, we have no way of knowing if they have any better contacts in the golf industry than we do at the present time.  We have communicated with a few and are still talking to them about how they might help us better market our product.

Retail Packaging.

Based on the information that we obtained during our last fiscal year from at least three large golf retailers, we contacted local retail packaging companies like Utah Box and Wasatch Container. They do not specialize in doing the artwork for retail packaging and so we contacted several websites dedicated to retail packaging. We thereafter exchanged e-mails with some large commercial art and packaging design companies around the country. One of such companies does retail packaging for The Golfsmith, among a host of many other large golf retailers around the country. In this regard, we discovered that the pixels on a website are different than what is necessary for retail packaging artwork and therefore, we discovered that we would not be able to copy our website art to use on colored retail packaging. We would have to hire a graphic artist for this purpose. Our research reveals that it would cost between $15,000 and $18,000 to obtain high quality retail packaging with a bar code. To be sure, the artwork and the box must look good to attract retailers. This would probably include the cost of manufacturing and printing at least 5,000 boxes, as it is far more economical to print several thousand at a time. At the same time, there is no guarantee that large, national retail chain stores like Golf Galaxy, Dick's Sporting Goods, The Golfsmith or Edwin Watts Golf would even carry our product on a retail basis if we went to this large expense and then submitted our product to them in that fashion. Accordingly, this has seemed like an expensive proposition for us with little if any guaranteed results. We have therefore concentrated our marketing efforts during this last fiscal year on the on-line "drop ship" business, that is, promoting and selling our product through other websites such as www.sportstrainingaids.com and larger on-line golf retailers.

The "Drop Ship" Business.

As a result of the efforts mentioned in the previous paragraph, we have learned that it would be too expensive at this time to spend between $15,000 and $20,000 for a colored retail box prototype. Instead, we have come to believe that our best and most efficient marketing approach will be to sign up other on-line golf distributors, that is, other golf and sports-related websites willing to offer and sell our product. As stated above, this is called the "drop ship" business. To summarize, what it means is that another person would offer our product for sale on their website at our retail price; once they get an order, they communicate the order to us, we ship the product directly to their buyer without having to process or know the individual buyer's credit card information, and then we send the distributor a bill at our wholesale price. This can be done on a 30-day net basis.

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

(1) through links to other websites,

(2) through advertising on other sports and golf-related websites,

(3) through ads placed in various retail and wholesale golf magazines such as Golf Digest, Golf Magazine, Links, Golf Range Magazine, and others,

(4) through attendance at golf tradeshows and expos across the country,

(5) through television commercials on The Golf Channel at such time as earnings or funding becomes available to shoot such a commercial and pay for the cost of airing it on television, and

(6) developing a strategy to target high school and college golf programs around the country without having to spend enormous amounts of money on brochures and mailings.

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

Fiscal 2007-2008 Business Goals and Objectives.

Basis:	Sales of our Mat at suggested retail price of $79.95, plus $15 for shipping and handling

Inventory:	Currently we have enough material in stock an on hand to make approximately 118 to 120 Mats

Intention:	It is our intention to sell all 118 to 120 Mats we can now make by the end of June 30, 2008

Future:

Our short term goal is to ultimately sell as many as 5 or 10 Mats per month.  We currently have no history of making this number of monthly sales though this is our intention.  We believe it will be a difficult goal to achieve at the present time. We also have no way of predicting or knowing how many Mats the market for our product will absorb or take.

Management intends to strive, over the next 6 to 9 months, to market and sell 118 to 120 mats, all the material for which we have paid for and currently have in inventory and on hand. In such event, we will then pour those profits into beefed-up or enhanced Internet advertising campaigns. Our profit on the sale of 118 to 120 mats would be less than $7,000, depending upon how many we sell on a discounted basis. This figure is arrived at on the basis of a $79.95 sales price. As stated above, in the event that sufficient funds become available, we will (1) continue with our various Internet advertising campaigns, (2) see what other websites will link our website to theirs, either free or for payment, (3) contact and see what on-line golf retailers might be willing to become distributors for us and thus offer our product on their websites, (4) advertise in various golf and sports magazines, (5) attend as many golf tradeshows and expositions as we can to create name recognition for our product and otherwise make contacts in the industry, (6) contact sporting goods retailers and see if they will buy our product at reduced rates or take product on consignment, (7) consider spending the money necessary to advertise on The Golf Channel, and (8) explore the possibility of getting high schools and college golf programs excited about our product. We believe that these latter two endeavors would each cost us as much as $10,000 to $20,000 to pursue, an amount of money we do NOT at this time have to spend for such purposes and which we will not likely have in the near future. We also do NOT have the intention at the present time to spend money designing and developing a colored retail box with a bar code, as this expense could also cost as much as $20,000 and in doing so, we would not be guaranteed placement in any national golf retail chain store.

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

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed. Right now, we have no need for any outside experts, advisors or consultants. If we engage outside advisors or consultants for any particular purpose, we will have to make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive agreements as yet to use outside experts, advisors or consultants.

Express Obligation of Our Sole Officer and Director to Advance Us Certain Necessary Funds Over at Least the Next Year.

As stated elsewhere in this document, our sole officer and director intends to advance us sufficient funds, over at least the next year, to pay for our accounting and Edgarization fees and costs, all as necessary to remain current in our reporting obligations with the Commission. We have

NOT entered into any formal, written agreement with our officer and director that contractually binds or obligates him, in writing, to advance us funds for the next year for this purpose, though we consider this commitment on his part to be a legal obligation upon which we and our shareholders can rely. Having said this, we will nonetheless be required to evaluate our business plan throughout the next year. At the expiration of six months and assuming our business plan has not been successful, or even partially successful, during that time, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Mr. Coombs will then have to evaluate whether, and to what extent, he wants to continue to advance us funds. As of the date of this Annual Report on Form 10-KSB, he has advanced us $56,831. This figure includes $3,400 that he recently advanced after the end of our fiscal year to pay our outstanding bills.

For additional information regarding our business plans and intentions, reference is made to the preceding discussion above contained in this Item.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Easy Golf Corporation

Salt Lake City, Utah

We have audited the accompanying balance sheets of Easy Golf Corporation as of June 30, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2007 and 2006, and from April 2, 2004 (inception of the development stage) through June 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easy Golf Corporation as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years ended June 30, 2007 and 2006, and from April 2, 2004 (inception of the development stage) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Chisholm, Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC

Bountiful, Utah

August 17, 2007

EASY GOLF CORPORATION

 (A Development Stage Company)

BALANCE SHEETS

ASSETS

	June 30, 2007	June 30, 2006
Current Assets:
Cash and cash equivalents	$ 207	$ 56
Inventory	2,964	3,430
Prepaid expenses	745	-
Total Current Assets	3,916	3,486
Other Assets:
Deposits	116	116
License rights	3,257	3,721
Total Other Assets	3,373	3,837
Total Assets	$ 7,289	$ 7,323

LIABILIITIES AND STOCKHOLDER'S DEFICIT

Current Liabilites:
Accounts payable	$ 1,423	$ 6,060
Advances from stockholders	53,431	23,017
Total Current Liabilities	54,854	29,077
Total Liabilities	54,854	29,077

Stockholders' Deficit:
Common Stock - $0.001 par value, 50,000,000 shares
authorized 3,506,428 issued and outstanding
in 2007 and 2006, respectively (2004 restated)	3,506	3,506
Additional paid-in capital	426,314	426,314
Acummulated Deficit	(425,170)	(425,170)
Deficit accumulated from April 2, 2004, date of inception
and development stage	(52,215)	(26,404)
Total Stockholder's Deficit	(47,565)	(21,754)
Total Liabilities and Stockholders' Deficit	$ 7,289	$ 7,323

The accompanying notes are an integral part of these financial statements.

EASY GOLF CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
			From
			April 2, 2004
			(Date of inception
	For the Years Ended		of the Development
	June 30,		Stage) Through
	2007	2006	June 30, 2007

Sales	$ 820	$ 187	$ 1,006
Total Sales	820	187	1,006

Cost of Goods Sold	378	70	448
Total Cost of Goods Sold	378	70	448
Gross Profit	442	117	558

Operating Expenses
General & Administrative	24,759	22,127	50,022
Research & Development	1,030	-	1,358
Amortization	464	464	1,393
	26,253	22,591	52,773
Loss From Operations before income tax	(25,811)	(22,474)	(52,215)

(Provision) / Benefit for Income Taxes	-	-	-

Net Loss	$ (25,811)	$ (22,474)	$ (52,215)

Basic Loss per Share	$ (0.01)	$ (0.01)	$ (0.02)

Weighted Average Common Shares
Used In Per Share Calculations	3,506,428	3,517,678	2,672,290

The accompanying notes are an integral part of these financial statements.

EASY GOLF CORPORATION

(A Development State Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Period April 2, 2004 (Date Of Inception) To June 30, 2007

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-In	Accumulated	Development	Shareholders'
	Shares	Amount	Capital	Deficit	Stage	Equity
Balance - April 2, 2004
(Date of Inception of Development
Stage)	7,075,410	$ 708	$ 424,462	$ (425,170)	$ -	$ -
Net Income for April 2, 2004
thru June 30, 2004	-	-	-	-	-	-
Balance - June 30, 2004	7,075,410	708	424,462	(425,170)	-	-
Issuance of shares for golf
improvement product March 10, 2005	35,000,000	3,500	1,150	-	-	4,650
Merger with subsidiary, Easy Golf
Corporation, twelve shares of Bio-
Thrust, Inc. were redeemed for one
share of Easy Golf Corporation at a
$.001 par value April 11, 2005	(38,568,982)	(702)	702	-	-	-
Net Loss for year ended
June 30, 2005	-	-	-	-	(3,930)	(3,930)
Balance - June 30, 2005	3,506,428	3,506	426,314	(425,170)	(3,930)	720
Net Loss for year ended
June 30, 2006	-	-	-	-	(22,474)	(22,474)
Balance - June 30, 2006	3,506,428	3,506	426,314	(425,170)	(26,404)	(21,754)
Net Loss for year ended
June 30, 2007	-	-	-	-	(25,811)	(25,811)
Balance - June 30, 2007	3,506,428	$ 3,506	$426,314	$ (425,170)	$ (52,215)	$ (47,565)

The accompanying notes are an integral part of these financial statements.

EASY GOLF CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
			From April 2,
			2004 (Date of
			Inception of the
			Development
	For the Years Ended		Stage) Through
	June 30,	June 30,	June 30,
	2007	2006	2007
Cash flows used in operating activities:
Net income (loss)	$ (25,811)	$ (22,474)	$ (52,215)
Adjustments to reconcile net loss to cash used
in operating activities
Amortization expense	464	464	1,393
(Increase) Decrease to the asset accounts and
Increase (Decrease) to the liability accounts
Inventory	466	(3,430)	(2,964)
Prepaid expenses	(745)	-	(745)
Deposits	-	(116)	(116)
Accounts payable	(4,637)	5,747	1,423
Net cash used in operating activities	(30,263)	(19,809)	(53,224)
Cash flows from investing activities:
Net cash provided (used) in investing activities	-	-	-
Cash flows from financing activities:
Proceeds from stockholders	30,414	19,679	53,431
Net cash provided in financing activities	30,414	19,679	53,431
Net increase in cash	151	(130)	207
Cash and cash equivalents at beginning of period	56	186	-
Cash and cash equivalents at end of period	$ 207	$ 56	$ 207

Supplemental disclosure of cash flow information:

Cash paid for interest                                                $                         -             $                         -             $                          -

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

On April 11, 2005, the Company and Easy Golf Corporation entered into a Plan and Agreement of Merger the purpose of which was to change the Company’s domicile to Nevada and to change the Company’s name to Easy Golf Corporation.  In the agreement, the surviving corporation would be the newly formed Nevada corporation (Easy Golf Corporation).  One share of common stock in Easy Golf Corporation was issued for twelve shares of common stock of Bio-Thrust, Inc.  The initial one hundred shares of common stock originally issued to Bio-Thrust, Inc., were cancelled as part of the merger agreement

Business Condition.  As shown in the financial statements, during the year ended June 30, 2007, the Company had a loss of $25,811 and used cash from operations of $30,263.  The general and administrative expenses for the year ended June 30, 2007 were a significant drain on the Company’s capital due to filing requirements promulgated by the Securities and Exchange Commission and activities to market The “Swing-Channel®” Golf Mat, the proprietary technology acquired in February 2005 (see Note 2).  No additional funds have been raised as of June 30, 2007.  The Company’s ability to move from the development stage is dependent upon the ability to obtain additional debt or equity financing, or to generate sufficient cash flow from operations and to ultimately obtain profitable earnings.

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

Research and Development Costs.  In accordance with Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs,” research and development costs are expensed as incurred.  Research and development costs were $1,030 and $0 for the years ended June 30, 2007 and 2006, respectively.

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

License Rights and Amortization.   In accordance with Financial Accounting Standards Board Statement 142, “Goodwill and Other Intangible Assets”, license rights are carried at cost and are amortized over their estimated useful lives of 10 years.  There are currently no intangible assets owned for which an indefinite life would be expected.  The carrying value of the license rights are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.  Amortization expense for the year ended June 30, 2007 and 2006 was $464 and $464, respectively.

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

EASY GOLF CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 45”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

NOTE 2—INVENTORIES

Inventories consisted of the following:

June 30
	2007	2006

Finished goods	$ 2,964	$ 3,430
Raw materials	-	-
Work in process	-	-
Total	$ 2,964	$ 3,430

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at June 30, 2007 and June 30, 2006 are carried at cost and consist of the following:

	June 30
	2007	2006

Licensing Costs	$ 4,650	$ 4,650
Less: Accumulated Amortization	(1,393)	(929)
Total	$ 3,257	$ 3,721

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

EASY GOLF CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Advances.  During the period from inception of the development stage April 2, 2004 through June 30, 2007, an officer and shareholder of the Company has advanced the Company $53,431 to pay operating costs of the Company.  The advances bear no interest and are due on demand.

Management Compensation.  For the year ended June 30, 2007 and 2006, the Company did not pay any compensation to any officer or director of the Company.

Office Space.  The Company has not had a need to rent office space.  An officer of the Company is allowing the Company to use his address as needed, the cost of which is a nominal amount and thus has not charged any rent expense to the Company.

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

NOTE 8 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of the temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at June 30, 2007 an unused operating loss carryforward of approximately $51,442 which may be applied against future taxable income and which expires in various years through 2027.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $7,716 and $3,868 as of June 30, 2007 and June 30, 2006, respectfully, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $3,848 and $3,348 during the year ended June 30, 2007 and 2006.

EASY GOLF CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES - CONTINUED

Deferred tax assets and the valuation allowance as of June 30, 2007 and 2006 are as follows:

	June 30,	June 30,
	2007	2006
Deferred tax asset:
Net operating loss carry forward	$ 51,442	$ 25,785
Valuation Allowance	(51,442)	(25,785)
	$ -	$ -

The components of income tax expense are as follows:

	June 30,	June 30,
	2007	2006

Current federal tax	$ -	$ -
Current state tax	-	-
Change in NOL benefit	(25,657)	(22,320)
Change in allowance	25,657	22,320
	$ -	$ -

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met.  These losses are as follows:

		Expiration
Year of Loss	Amount	Date

2005	$ 3,465	2025
2006	22,320	2026
2007	25,657	2007

EASY GOLF CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

			Cummulative from
			the Inception of the
			Development Stage
			on April 2,
	For the Years Ended		2004 through
	June 30,		June 30,
	2007	2006	2007

(Loss) from continuing operations available
to common stockholders (numerator)	$ (25,811)	$ (22,474)	$ (52,215)

Weighted average number of common
shares outstanding used in earnings
per share during the period (denominator)	3,506,428	3,517,678	2,672,290

Basic Loss per share	$ (0.01)	$ (0.01)	$ (0.02)

Dilutive loss per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting.

As of the end of the period covered by this Annual Report, our board of directors carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, they concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management to allow for timely decisions regarding required disclosure, all as is, in turn, required to be included in our periodic Commission reports. Even though we are a small operation and have relatively little business activity from one quarter to the next, we believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and officers and directors have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. Having said this, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in internal control over financial reporting.

None.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors.

Our current and only director and officer is as follows:

Name	Age	Position
John Michael Coombs	52	President, Chief Executive Officer, Director (Chairman of the Board), Secretary/Treasurer, and CFO or Chief Financial or Chief Accounting Officer

We do not currently have a vice president or any other officer or director.

J. MICHAEL COOMBS, Director and President. Mr. Coombs practices law in the State of Utah with the law firm of MABEY & COOMBS, L.C., a firm formed over six years ago. Prior to that time and since 1982, Mr. Coombs practiced law in the State of Utah as a sole practitioner and office-shared with other attorneys. During the past several years, Mr. Coombs has, from time to time or on occasion, acted as an arbitrator for the National Association of Securities Dealers, Inc. (NASD). Since becoming an attorney in 1982, Mr. Coombs has specialized in general corporate and business matters, particularly civil and business litigation. In 1977, Mr. Coombs graduated from Gonzaga University, in Spokane, Washington, with a B.A. degree. In 1981, he graduated from Loyola Law School in downtown Los Angeles, the adjunct law school to Loyola Marymount University located in Westchester, California. Mr. Coombs received an honorable discharge from the United States Marine Corps (USMC) in 1975. He has been a member of the Screen Actor's Guild (SAG) since 1978. He is married with three sons. Mr. Coombs has served as an officer and director of us since the summer of 2001 or for over 6 years. He has also been a stockholder of us since approximately 1983 or 1984.

Mr. Coombs does NOT presently devote, nor does he intend to devote, his full time to the management of Easy Golf. Since Mr. Coombs has a full-time job and since he also serves on the board of a mineral exploration company, he estimates that he will devote between 1% and 10% of his time to us. We believe that this number may translate into as many as 5 to 10 hours per week but we are not certain and have no way of predicting how many hours will be required of Mr. Coombs to endeavor to carry out our business plan. We believe that if it takes more than 10 hours per week of his time, Mr. Coombs is willing to devote those additional hours as necessary to make our business plan and marketing effort successful as to do so is in his best interests as well as ours.

Currently, Mr. Coombs is an officer of and currently serves on the board of a "fully reporting" mineral exploration company known as Valley High Mining Company, and which is currently quoted on the OTC Bulletin Board under the symbol VHMC.OB. Between 1995 and February 2000, Mr. Coombs served on the board of directors of a company known as WideBand Corporation, a computer hardware manufacturing company located in Gallatin, Missouri, which trades on the Pink Sheets under the symbol ZWBC.PK and which was formerly known as Vis Viva Corporation. During the early 2000’s, Mr. Coombs also served on the board of a company known as LipidViro Technologies, Inc., which currently trades on the OTC Bulletin Board under the symbol LPVT.OB and which, during the time he so served as a board member, was known as Anticline Uranium, Inc. Other than a Utah-based gyro plane manufacturing company known as Groen Brothers Aviation, Inc., a company currently quoted on the OTC Bulletin Board under the symbol GNBA.OB and on whose board Mr. Coombs served during the 1980's.  Mr. Coombs has never been an officer of or served on the board of directors of any other "publicly held" or "reporting companies" that he can recall. Mr. Coombs does own approximately 22% of the issued and outstanding shares of a company known as Tintic Gold Mining Company (“Tintic Gold”), which, like Valley High Mining Company, is engaged in precious metals mineral exploration in the Tintic Mining District of Juab County, Utah.  Tintic Gold is currently quoted on the OTC Bulletin Board under the symbol TMGG.OB.

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

As set forth in our Nevada Articles of Incorporation and Bylaws, copies of which are attached to our original Form 10-SB registration statement as Exs. 3.1(iii) and 3.2, respectively, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Though we have not compensated any director for his or her service on the board of directors or any committee, directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board of directors and any committee of the board of directors. Due to our current lack of capital resources, our current director and any future directors will likely defer his, her or their expenses and any compensation due and owing them, if any, until such time as we can generate retained earnings from the sale of THE SWING-CHANNEL® GOLF MAT.  As of the date of this document, Mr. Coombs, our only officer and director at the present time, has NOT accrued any expenses in his capacity as an officer and director other than his time. Mr. Coombs, a lawyer, prepared our initial registration statement on Form 10-SB, our subsequent periodic reports, and he will prepare any and all future reports for which he will receive no compensation in the form of cash or stock. This is because we believe his 84% ownership interest in us is a sufficient controlling position at this time. As further set forth in our Articles and Bylaws, officers are appointed annually by the Board of Directors and each executive officer serves at the discretion or will of the Board of Directors. We currently have no standing committees and presently have no reason that we are aware of to create any.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* Owned	Percent of Ownership of Common Stock Outstanding
John Michael Coombs (1) 2435 Scenic Drive Salt Lake City, Utah 84109	2,947,084(1)	84%

Directors and officers as a group (1 person only)	2,947,084	84%

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

(1) Mr. Coombs is the president, secretary/treasurer, CEO, CFO or chief financial officer, chief accounting officer, and chairman of the board of the Company. This is permitted under Nevada law. Mr. Coombs has been an officer and director of us for over 6 years or since the summer of 2001.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

As disclosed elsewhere above, our president, chairman of the board and majority stockholder, Mr. Coombs, has agreed to advance us sufficient funds to ensure that we remain current in our "reporting" obligations with the Commission or until such time as it is determined that our business plan and Plan of Operation cannot succeed. These advances do NOT bear any interest and while there is no written agreement in this regard between Mr. Coombs and us, both we and our sole officer and director consider his agreement to advance us money as a legal obligation. If at such time as we would become profitable, if we ever do, we would consider paying Mr. Coombs back-interest on his advances but only if doing so would have no material impact on our capital resources and liquidity. Having said this, if we became profitable, we plan spending any earnings on continued advertising campaigns as opposed to spending such money on the payment of back-interest. Because of Mr. Coombs's stock ownership interest in us, spending earnings on advertising as opposed to using it to pay him back-interest would be in his best interests as well.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following Exhibits are filed as a part of this Annual Report on Form 10-KSB:

Exhibit Number	Description
10.1	Exclusive Patent, Trademark and Trade name Licensing Agreement dated March 10, 2005
31	Sarbanes-Oxley Section 302 Certifications
32	Sarbanes-Oxley Section 906 Certification

* Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to the foregoing Exhibits.

During May of our fourth quarter ended June 30, 2007, we filed a Form 8-K reporting that the U.S. Patent and Trademark Offices registered and issued our licensor a federal utility patent on our golf training aid product.

The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-KSB:

3.1  Articles of Incorporation, which were filed as an exhibit to our Form 10-SB/A registration statement

3.2 Bylaws, which were filed as an exhibit to our Form 10-SB/A registration statement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered us by Chisolm, Bierwolf & Nilson, Certified Public Accountants, for the years ended June 30, 2007 and 2006 are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

	Year 2006	Year 2005
AUDIT FEES	$6,106	$3,765
AUDIT-RELATED FEES	-	-
TAX FEES	-	-
ALL OTHER FEES	-	-
TOTAL	$6,106	$3,765

Audit fees for our 2006 fiscal year ended June 30, 2007 and our 2005 fiscal year ended June 30, 2006 were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-QSB, consents and other assistance required to complete the year-end audit of our consolidated financial statements.

Audit-Related Fees as of the years ended June 30, 2007 and 2006 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended June 30, 2007 and 2006 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended June 30, 2007 and 2006.

As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have, at this time, audit committee pre-approval policies and procedures.

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, EASY GOLF CORPORATION has duly caused this Annual Report on Form 10-KSB for its fiscal year ended June 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

EASY GOLF CORPORATION, Issuer

Date:	September 24, 2007	By:	/s/John Michael Coombs
John Michael Coombs
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer