Form 10QSB
period 2007-09-30
Easy Golf CORP
filed 2007-10-30
CIK 1345479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the first quarter ended September 30, 2007

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of October 30, 2007
Common Capital Voting Stock, $0.001 par value per share	3,506,428 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

EASY GOLF CORPORATION

 (A Development Stage Company)

 BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$ 131	$ 207
Inventory	2,964	2,964
Prepaid expenses	196	745
Total Current Assets	3,290	3,916
Other Assets
Deposits	116	116
License rights	3,141	3,257
Total Other Assets	3,257	3,373
Total Assets	$ 6,547	$ 7,289

LIABILIITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$ 5,887	$ 1,423
Advances from stockholders	56,931	53,431
Total Current Liabilities	62,819	54,854

Stockholders' Deficit
Common Stock - $0.001 par value, 50,000,000 shares
authorized 3,506,428 issued and outstanding	3,506	3,506
Additional paid-in capital	426,314	426,314
Accumulated Deficit	(425,170)	(425,170)
Deficit accumulated from April 2, 2004, date of inception
of the development stage	(60,922)	(52,215)
Total Stockholder's Deficit	(56,272)	(47,565)

Total Liabilities and Stockholders' Deficit	$ 6,547	$ 7,289

EASY GOLF CORPORATION

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			From
			April 2, 2004
			(Date of inception
	For the 3 Months Ended		of the Development
	September 30,		Stage) Through
	2007	2006	September 30, 2007

Sales	$ -	$ 95	$ 1,006

Cost of Goods Sold	-	34	448
Gross Profit	-	61	558

Operating Expenses
General & Administrative	8,590	6,519	58,612
Research & Development	-	-	1,358
Amortization	116	116	1,509
Total Operating Expenses	8,706	6,635	61,479

Net Operating Loss Before Income Taxes	(8,706)	(6,574)	(60,921)

Benefit (Provision) for Income Taxes	-	-	-

Net Loss	$ (8,706)	$ (6,574)	$ (60,921)

Basic Loss per Share	$ (0.00)	$ (0.00)	$ (0.02)

Weighted Average Common Shares
Used In Per Share Calculations	3,506,428	3,506,428	2,779,358

EASY GOLF CORPORATION

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			From April 2,
			2004 (Date of
			Inception of the
			Development
	For the Three Months Ended		Stage) Through
	September 30,	September 30,	September 30,
	2007	2006	2007
Cash flows used in operating activities:
Net income (loss)	$ (8,706)	$ (6,574)	$ (60,921)
Adjustments to reconcile net loss to cash used
in operating activities
Amortization	116	116	1,509
Change in operating assets and liabilities:
(Increase) Decrease in Inventory	-	219	(2,964)
(Increase) Decrease in Prepaid Expenses	550	-	(195)
(Increase) Decrease in Deposits	-	-	(116)
Increase (Decrease) Accounts Payable	4,464	(2,156)	5,887
Increase (Decrease) Bank Overdraft	-	7	-
Net cash used in operating activities	(3,576)	(8,388)	(56,800)
Cash flows from investing activities:
	-	-	-
Net cash flows provided by investing activities	-	-	-
Cash flows from financing activities:
Advances from stockholders	3,500	8,332	56,931
Net cash flows provided by financing activities	3,500	8,332	56,931
Net increase in cash	(76)	(56)	131
Cash and cash equivalents at beginning of period	207	56	-
Cash and cash equivalents at end of period	$ 131	$ -	$ 131

EASY GOLF CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization.   Easy Golf Corporation (fka Bio-Thrust Resources, Inc.) (“Company”) was incorporated on July 16, 1981 under the laws of the State of Utah.  The Company was authorized to conduct any and all lawful business activity or enterprise for which corporations may be organized under the state of Utah.  Due to inactivity and failure to file tax returns and annual reports to the State of Utah, the Company was involuntarily dissolved.  A new corporation was organized on April 2, 2004 in the State of Utah with the name Bio-Thrust, Inc. and effective on that date the new corporation was merged with the old defunct predecessor Bio-Thrust, Inc. with the newly formed entity in good standing with the State of Utah being the survivor.  The new company assumed all the assets, liabilities, rights, privileges, and obligations and has the same shareholders as the predecessor corporation.

On February 17, 2005, Easy Golf Corporation was formed as a Nevada corporation and as a wholly owned subsidiary of the Company.  One hundred shares of common stock were issued to the Company at inception.  Fifty million (50,000,000) shares of common stock were authorized at a par value of $.001 per share.

On April 11, 2005, the Company and Easy Golf Corporation entered into a Plan and Agreement of Merger the purpose of which was to change the Company’s domicile to Nevada and to change the Company’s name to Easy Golf Corporation.  In the agreement, the surviving corporation would be the newly formed Nevada corporation (Easy Golf Corporation).  One share of common stock in Easy Golf Corporation was issued for twelve shares of common stock of Bio-Thrust, Inc.  The initial one hundred shares of common stock originally issued to Bio-Thrust, Inc. were cancelled as part of the merger agreement

Business Condition.  As shown in the financial statements, during the three months ended September 30, 2007, the Company had a loss of $8,706 and used cash from operations of $3,576.  The general and administrative expenses for the three months ended September 30, 2007 were a significant drain on the Company’s capital due to filing requirements promulgated by the Securities and Exchange Commission and activities to market The “Swing-Channel®” Golf Mat, the proprietary technology acquired in February 2005 (see Note 2).  No additional funds have been raised as of September 30, 2007.  The Company’s ability to move from the development stage is dependent upon the ability to obtain additional debt or equity financing, or to generate sufficient cash flow from operations and to ultimately obtain profitable earnings.

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

License Rights and Amortization.   In accordance with Financial Accounting Standards Board Statement 142, “Goodwill and Other Intangible Assets”, license rights are carried at cost and are amortized over their estimated useful lives of 10 years. There are currently no intangible assets owned for which an indefinite life would be expected.  The carrying value of the license rights is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.  Amortization expense for the three months ended September 30, 2007 and 2006 was $116 and $116, respectively.

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

EASY GOLF CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2—INVENTORIES

Inventories consisted of the following:

September 30,
	2007	2006

Finished goods	$ 2,964	$ 3,430
Raw materials	-	-
Work in process	-	-
Total	$ 2,964	$ 3,430

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at September 30, 2007 and September 30, 2006 are carried at cost and consist of the following:

	September 30,
	2007	2006

Licensing Costs	$ 4,650	$ 4,650
Less: Accumulated Amortization	(1,509)	(1,045)
Total	$ 3,141	$ 3,605

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

EASY GOLF CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Advances.  During the period from inception of the development stage April 2, 2004 through September 30, 2007, an officer and shareholder of the Company has advanced the Company $56,931 to pay operating costs of the Company.  The advances bear no interest and are due on demand.

Management Compensation.  For the three months ended September 30, 2007 and 2006, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 8 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of the temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2007 an unused operating loss carryforward of approximately $51,442 which may be applied against future taxable income and which expires in various years through 2027. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $9,022 and $7,713 as of September 30, 2007 and June 30, 2007, respectfully, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,309 and $947 during the three months ended September 30, 2007 and 2006.

EASY GOLF CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – LOSS PER SHARE

The following data show the amounts used in computing loss per share:

			For the Period
			From April 2,
			2004 (Date of
			Inception of the
			Development
	For the Three Months Ended		Stage) Through
	September 30,	September 30,	September 30,
	2007	2006	2007

(Loss) from continuing operations available
to common stockholders (numerator)	$ (8,706)	$ (6,574)	$ (60,921)

Weighted average number of common
shares outstanding used in earnings
per share during the period (denominator)	3,506,428	3,506,428	2,779,358

Basic Loss per share	$ (0.00)	$ (0.00)	$ (0.02)

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

Our website is www.easygolf.biz or www.swingchannelgolf.com and it is hosted by Yahoo!

During our first quarter ended September 30, 2007, we continued to reduce or minimize our pay-per-click advertising campaigns on Google AdWords and Yahoo! Search Marketing because we concluded that we were only attracting curious "internet surfers" and people who were neither golfers nor interested in buying golf training aid products. We were thus generating a lot of website hits but no sales. We have come to believe that this is typical of Yahoo! and Google pay-per-click advertising. These advertising efforts generated NO sales during our first quarter. This is the first quarter since the end of 2005 that we have not had any sales of our product.  We can only attribute this to the fact that the golf season is now over and people have essentially put their clubs away for the winter months.  We also attribute it to our lack of significant working capital to spend on serious and meaningful advertising campaigns.  During the quarter, we did not give away any Swing-Channel (R) Golf Mats for promotional purposes.

Because we had no sales this quarter, we need to seriously reconsider and re-evaluate our business plan and Plan of Operation.  To be sure, this lack of sales has placed us in a posture where we must now consider other alternatives or possibilities for the Company and our shareholders.  This is disappointing because we believe that our product is not only unique but it works.  Yet, sales have been anything but promising or significant.  Again, we attribute this in large part to our inability to spend thousands and thousands of dollars on advertising, as that is how new products like ours become known and thus become sold.  As a result of our lack of capital for advertising, few people are really aware of our product.

Selected Financial Data.

Because we have not been operating long enough to generate significant sales, selected financial data would not be particularly meaningful. Reference is made to our financial statements included in Item 1 above.

Since our emergence from some-15 years of dormancy, we have incurred accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring our golf properties, and the preparation and filing of a Form 10-SB registration statement filed with the Commission nearly 2 years ago. Since our re-emergence from dormancy, we have incurred total expenses or accumulated deficits, as of September 30, 2007, of $60,922. Funding of these and other expenses was from working capital provided by our only officer and director, namely, Mr. J. Michael Coombs, a person who, because of his 84% ownership interest in us, and also because he is the licensor of our intellectual property, has an obvious vested interest in seeing us successfully market our product. As of the same date, namely, the end of our first quarter ended September 30, 2007, we had $131 in our checking account. As of the date of this quarterly report, we have $67 in our checking account. Since the end of our first quarter ended September 30, 2007, and other than the accounting fees necessary to prepare this Report, we have incurred no additional or unusual fees or expenses that are not in the ordinary course of our business.

Liquidity and Capital Requirements.

At September 30, 2007, we had $131 in our checking account. As of the date of this Quarterly Report, we have $67 in our checking account. What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is, and has been, funded by personal advances from an officer and director. These advances do not require interest payments at the present time and, unless we become profitable, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. Mr. Coombs's loans are considered or designated as "advances," inasmuch as they do not bear interest. At present, there are no plans to charge interest. In the event we modify our oral agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable and could afford to pay interest. Though we have nothing definitive in writing with Mr. Coombs, we consider Mr. Coombs's obligation to advance us money to maintain our reporting obligations a legal obligation of his upon which both we and investors can rely.

During the quarter, our only officer and director, Mr. Coombs, advanced us a total of $3,500 in cash in our bank account.  This money was used to pay our auditors and other miscellaneous costs and expenses incurred during the quarter and in the ordinary course of business.

We will be able to satisfy our cash requirements for at least the next 12 months, if necessary and if we do not choose, or are not able, to take the Company in another direction, in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within the next year, we will either be able to successfully carry out our business plan, or at least we will know by then or probably sooner that it cannot be carried out in the current form that it is in.  See the section titled "Plan of Operation" below. Having said this, we are unable to guarantee that upon the expiration of a year from now, or even less, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next year, particularly if it appears that we will indeed be able to successfully carry out our business plan, or a modified plan. If management does not desire to loan or advance us sufficient funds to continue beyond the next year, or even less, for the simple reason that the prospects of our business plan look bleak, as they now do, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.

The amount of money necessary to implement and carry out our business plan over the next fiscal year and which is necessary to satisfy our minimal cash requirements is at least $12,500.

Though we have not been actively looking for any financing, we currently have no sources of financing, including bank or private lending sources, or equity capital sources. For the time being, we do not require such sources. If we are able to generate the sale of an average of a mere 16.66 mats per month, we can pay for $1,000 of Internet or other advertising expenses each month or otherwise eventually generate the funding necessary to produce a colored retail box with a bar code for retail stores. Since no one knows who we are and we and our product are both essentially unknown, we are hopeful that we may be able to accomplish this short term goal by the end of this-coming golf season, that is, once our name and our product get better known in the marketplace, including the promotional efforts we have hired JV Associates in Monte Vista, Colorado, to undertake on our behalf.  Having said this and unless things turn around for us or we pick up significant on-line distributors in the next few months, the prospect of our selling 16.66 Mats per month during this year’s golf season does not appear likely.

Earlier in the 2007 calendar year, we came across an article in the combined issue of Business Week and Golf Digest titled "NO GIMMES," an article authored by Dean Foust. The article discusses the tremendous difficulty people have had over the last few years breaking into the golf market.  Iin particular, this article tells the story of a man in Silicon Valley, California, who spent $3 million of his own money trying to market a putter he invented to no avail. This makes us realize that getting our Swing-Channel (R) Golf Mat to take off is a long term endeavor and that there are tremendous hurdles, risks and expenses involved if one wants to ultimately generate significant sales. We can make no assurance whatsoever that, if sales were to improve, that we will be able to break even, let alone make a profit. We do still have enough material paid for and on hand to manufacture between 115 and 117 Mats.

Sales During the Quarter.

We are embarrassed to report that we had NO sales during the quarter.  This has been a significant disappointment considering that we have had sales every quarter since October 2005.  We continue to attribute this to the fact that our product has not been on the market long, it does not yet have significant market recognition or presence, and it is not currently carried in retail golf and sporting goods stores or catalogues, including the fact that it was not, during the quarter, carried on any other golf-related website or retail store website with the exception of our own website and a distributor's website, www.sportstrainingaids.com.  If sales do NOT significantly improve, and there is really no indication that they will, we will have no choice but to look at other business opportunities for the Company.

PLAN OF OPERATION

Our principal business plan has been to promote, market and sell our golf training aid product known as "The Swing-Channel (R) Golf Mat" both on the Internet through our custom-built website, and also through distributors and specialty websites that only offer and sell golf-related products. Currently, we only have one on-line distributor, www.sportstrainingaids.com. If we can generate enough sales to pay for colored retail box artwork and packaging, we would eventually like to see our product carried in sporting goods retail stores around the United States and Canada, possibly Great Britain or even all of Europe. Because this is a new product and we are a start-up enterprise, the sporting goods and golf industry are totally unfamiliar, at this stage, with our product. For this reason, we believe it will take some time for our product to "catch on" and for any significant or meaningful sales to occur. We believe that we must be patient in this regard.  Having said this, considering that we have had difficulty getting other on-line distributors or “drop-shippers” during the last 2 years and considering that this last quarter, we had no sales of our product for the first time, and further considering our lack of working capital to spend on a significant advertising campaign or a colored retail box with bar code, we are now in the position of having to seriously re-evaluate our goals, objectives and overall business plan.

Our Website.

We maintain a custom website hosted by Yahoo! Merchant Solutions. Our website address is: www.easygolf.biz. Through our exclusive license agreement, and in addition to the domain name, www.easygolf.biz, we have also licensed the following 9 domain names: www.easyhittinggolf.com, www.easyswinggolf.com, www.easyswinginggolf.com, www.straighthittingolf.com, www.straightswinginggolf.com, www.swing-channel.biz, www.swing-channel.com, www.swingchannel.biz, and www.swingchannelgolf.com. If a person types in one of these 9 domain names as a web address, he or she is taken directly to our website.

Product On-Hand/Inventory.

During the quarter, we sold NO Mats on-line through our website or otherwise and we gave away NO Mats for promotional purposes. The golf season tends to slow down in September and therefore, to some degree, the general golfing population tends to lose interest in buying new golf devices and products at this time of year. Having said this, we have sufficient mat-making material remaining on hand, according to our calculations, to make between 115 and 117 Mats.

Our Plan Over the Next Several Months.

Our current suggested retail price on our mat is $79.95, plus $15 for shipping and handling anywhere in the U.S. or Canada. To enhance or increase sales volume, we are considering offering reduced price specials on our website, though we haven't done so to date. Over the last several months, we have sought to determine the best price to charge for our product. At present, we believe that $79.95 is a fair price for what we offer. We believe that people will pay a lot more than $79.95 to learn to hit a golf ball straight and we believe and submit that our product works. Conversely, we believe that for most people, $79.95 is a lot of money. We can make no assurance that this opinion as to the fair price or value of our product will not change. If, after or during this 2007 golf season, we are unable to generate sales at $79.95, we will have no choice but to consider offering our product for less. While we have not done so, we have long considered giving special offers of two or three for a substantially reduced price.

The foregoing paragraph is not to ignore that if we sell our product in bulk to a national golf or sporting goods chain, or even a specialty golf website, or even high schools or colleges that have golf education programs, a market that we only recently became aware of, we will probably be required to sell our product, on a wholesale basis, that is, for substantially less than $79.95. At present, we do not yet know what a national golf or sporting goods chain, or even a specialty golf website, let alone schools, would be willing to buy our product for.

There is little doubt that future Internet sales of our product will be driven by the amount of money we are able and willing to spend on advertising and promotion. Such sales will also depend on our ability to get on-line distributors or “drop shippers.”  During the quarter, we intend to continue modest advertising of our specialty golf training aid on-line. Our second phase plan of operation, if funding becomes available for such purpose, will be to design and pay for the development of retail colored boxes.  This is a necessary expenditure if a person wants to put his or her product in retail stores around the country or in large national retail store catalogues, many of which have told us that they will not list our product in their catalogue if it isn't suitable for their retail store or they aren't already carrying it in one of their retail stores. For the time being, and because at a price of $79.95 our profit is approximately $50 to $55 per Mat (depending on volume), we want to focus our efforts on selling our product on-line and through on-line distributors and drop-shippers. If advertising in limited fashion on AdSonar, Google AdWords, Yahoo! Search Marketing, Website Pros, Ebay or any other website services we discover and use prove successful, we will do what we can to increase such sales by advertising in those particular venues more aggressively, assuming of course that we have the working capital for such purpose. Over the last two years, we have not been particularly successful advertising in that fashion.  In fact, we have almost come to the conclusion that pay-per-click Internet advertising is not worth the money.  Because our advertising strategy over the last 2 years has not proven successful and because we lack the working capital at this time to undertake a different strategy, there is no reason, particularly after this quarter had NO sales, for us to speak in terms of golf magazine advertising or Golf [Television] Channel advertising.  Those advertising venues are simply too expensive for us at this time and we lack the desire or other ability to raise money for those specific purposes.

Since we had NO sales during the quarter, we unfortunately believe that we have no other choice but to look at other business opportunities for the Company, the form of which we cannot predict at this time.

Competition.

During the quarter, we discovered a somewhat similar product called The Smart Path that has been advertised periodically on The Golf [Television] Channel.  Its website it www.smartpathgolf.com.  This product is strikingly similar to ours in many respects, though it does NOT hold itself out as teaching a person to hit a golf ball straight.  It does appear to incorporate a similar concept as our product which is that if you consistently swing along a straight channel, corridor or path, you substantially increase your odds of hitting a golf ball not only straight, but where you want it to go.

Though we have a federal patent on our product and it does not appear that The Smart Path golf training aid product is patented, we have not seriously investigated whether we might have a patent infringement case against this company nor is it likely that we will spend the funds necessary to make such a determination.  At first blush, we doubt that we would have a patent infringement case, though this remains to be seen.  This is because our product is based on the idea of two swing-channels, among other things.  As a result, a more positive approach for us would be to approach The Smart Path people in the near future and seek to license our patent to them in some fashion with the idea of their revising their product to incorporate two paths, not just one.  Whether they would have any interest in doing so is unknown.  This is all very speculative at this time and no assurance can be given in this or any other regard.

OUR CURRENT MARKETING AND ADVERTISING STRATEGIES.

As stated above, our basic marketing plan through the coming winter months, is to aggressively seek out drop-shippers, on-line distributors and specialty golf or sports websites willing to carry our product. Then if money becomes available for such purpose, to devise and obtain the artwork and bar code necessary for the design and completion of a colored retail box.

To accomplish our on-line mat sales marketing ideas, we plan to continue our limited advertising campaigns on (1) Google AdWords, (2)Yahoo! Search Marketing, (3) Website Pros, an affiliate of Discover Card, (4) Ebay, and (5) others we come across that we determine are worthwhile and productive advertising venues for us and our product. We also plan to continue using the services provided by our marketing consultant or advisor, JV Associates, located in Monte Vista, Colorado.  Assuming that we can afford them, we will also entertain the idea or prospect of using additional golf consultant marketing experts to promote us and our product.  We did have discussions with one such consultant in quarters past, who wanted a $5,500 “up front” fee and 7% commissions on all product sold.  At the time, we could not afford any such “up front” fee, particularly when no results were neither guaranteed nor quantifiable.

Continued Pay-Per-Click Advertising.

Approximately 4 months ago, we ceased advertising on AdSonar.  We continue to advertise on Yahoo! Search Marketing and Google AdWords in very limited fashion solely to keep our status or availability in Google and Yahoo! search engine results.

The Retail Packaging Issue.

For want of funds for this purpose, we did nothing during the quarter to further our prospects of getting colored retail packaging for our product.

The "Drop Ship" Business.

As a result of our understanding that it would be too expensive to spend as much as $25,000 for a colored retail box prototype, we have come to believe that our best and most efficient marketing approach for the near future will be to sign up other on-line golf distributors, that is, other golf and sports-related websites willing to offer and sell our product. As stated in previous reports we have filed, this is called the "drop ship" business. To summarize, what this means is that another company would offer our product for sale on their website at our retail price; once they get an order, they communicate the order to us, we ship the product directly to their buyer without having to process or obtain the individual buyer's credit card information, and then we send the distributor a bill at our wholesale price. This can be done on a 30-day net basis.  Having said all this and while we have tried to do this over the last year, we have had tremendous difficulty finding any such “drop shippers.”  Many simply refuse to return or respond to our phone calls and emails.

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

(1) through links to other websites,

(2) through distributorship relationships with other sports and golf-related websites,

(3) through ads placed in various retail and wholesale golf magazines such as Golf Digest, Golf Magazine, Links, Golf Range Magazine, and others,

(4) attend golf tradeshows and expos across the country,

(5) through contacting and then supplying retail sporting goods stores and retail specialty golf stores across the country with our product, either on consignment basis or, on a high volume discounted basis for which they will pay us in advance, and

(6) through television commercials on the Golf Channel at such time as earnings or funding ever would become available to shoot such a commercial and pay for the cost of airing it on television.

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

-- form and maintain relationships with strategic partners, particularly retail sporting goods stores and outlets

-- provide quality customer service

-- continue to develop and upgrade our product, services and technologies

Lack of Endorsements At This Time From PGA Professionals.

Currently on our website we have one professional golf instructor and teacher who has endorsed our product. See the heading titled "Testimonials" on our website. We have not as yet approached anyone else to "endorse" our product, as we have lacked the time or other opportunity at this stage. Our current absence of a PGA professional's endorsement of our product, assuming that we could obtain one, has therefore currently been a business decision. As time goes on, we would hope to be able to approach well-known PGA touring professional golfers and see what it would take, or will take, to get such a person's endorsement of our product. At present, we lack the ability to offer any such person anything in exchange for his or her endorsement. At such time as we can, we hope to be able to do so. We note that one competitor with a product called "The Inside Approach," has been able to obtain the endorsement of legendary golf pro Jack Nicklaus. We currently lack the money or other resources to attract the endorsement of a golf professional like Jack Nicklaus and can make no assurance that we will ever be able to do so. While it is conceivable that we could issue such a person "restricted" stock in us in exchange for an endorsement, we have no plans at the present time to do so. We would also be leery of doing so unless we could quantify, in some fashion, the amount of sales that such an endorsement would generate or cause to occur. To issue someone stock, without knowing to what extent it would increase sales and thus generate income, would likely be irresponsible on our part and we have no intention of doing so without knowing what the direct result or effect of that corporate action would likely be.

Early 2008 Golf Season Sales Targets.

Basis:             Sales of our Mat at a suggested retail price of $79.95, plus $15 for shipping and handling anywhere in the continental U.S. and Canada

Inventory:     Currently we have enough material in stock and on hand to make between 115 and 117 Mats

Desire:           To sell all 115 or 117 Mats we currently have the inventory on hand to make by December 31, 2008

Future:            Even though our sales history has not been good, our current, short term goal is to sell at least 5 Mats per month during these upcoming winter months.  Since we had no sales during the quarter, yet still spend money on limited Internet advertising, we do not believe that this short term goal is necessarily realistic.  We currently have no way of predicting or knowing how many Mats the market for our product will absorb or take considering how unknown our product is at the present time.  This is particularly true given that the traditional golf season is now over with.

Management intends to strive, over the next or 2008 golf season, to market and sell between 115 and 117 Mats, all the material for which we currently have in inventory and on hand. In such event, we will then pour those profits into beefed-up or enhanced advertising and promotional campaigns. Our profit on the sale of 115 to 117 Mats would be nearly $7,000, depending upon how many we would be required to sell on a discounted or even wholesale basis. This figure is arrived at on the basis of a $79.95 sales price. This profit figure does not take into consideration Mats that we would ultimately give away for promotional purposes.

The fact that our licensor was issued a federal utility patent on our product in May 2007 by the U.S. Patent and Trademark Office has had no bearing on our sales.  This has been a big disappointment to us.

Employees, Experts, Consultants and Advisors.

Currently, we have no employees. Employees will NOT be necessary at this stage of our development. Our sole officer and director will perform daily duties as needed. We only intend to hire employees if and when the need develops. In fact, there is nothing really that could occur that would require us to hire employees. Unless processing orders becomes so time consuming for our sole officer and director that he lacks the time to look up the orders and communicate them to our warehouse facility to put a shipping package together, we cannot envision what would occur that would require such. If sales start growing over the next golf season and if we are selling 50 or more mats a month through our website and otherwise, we will likely be required to hire at least one employee to take orders and assist in shipment of product. Since this has not occurred and there is no assurance or current likelihood that it will, we are not in a position to make further projections or estimates in this regard.

At the same time, our sole director and officer, who is NOT a paid employee, intends to defer any compensation that might be due or owed him until such time as capital can be raised from sales.

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed. Right now, we cannot afford any outside experts, advisors or consultants. If we engage outside advisors or consultants for any particular purpose in addition to JV Associates, we will have to make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive agreements as yet to use any additional outside experts, advisors or consultants for any reason. This is because, to the extent any such persons would require cash consideration for their services, we do not currently have any funds available for such purpose.

Assuming we are able to continue with our current business plan or model, something which is now highly doubtful, we do NOT intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they are needed and can be obtained for minimal cost or on a deferred payment basis.

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

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None.

 (b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASY GOLF CORPORATION
 (Issuer)

Date:	October 30, 2007	By:	/s/John Michael Coombs
John Michael Coombs
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	October 30, 2007	By:	/s/John Michael Coombs
John Michael Coombs
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer