Form 10KSB
period 2007-12-31
China Bio-Immunity CORP
filed 2008-04-02
CIK 1345479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 30, 2007 to December 31, 2007

CHINA BIO-IMMUNITY CORPORATION

(formerly Easy Golf Corporation)

(Name of small business in its charter)

Nevada	000-51760	20-2815911
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

10-44 Chester Le Blvd, Toronto, ON M1W2M8 CANADA
(Address of principal executive offices)
Registrant’s telephone number, including area code: 1-647-268-3809

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) March 25, 2008 - $2,796,720.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 25, 2008, the Issuer had 3,506,428 shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

EXPLANATORY NOTE:

As reported on Form 8-K filed with the Securities and Exchange Commission on February 4, 2008, on February 2, 2008, the Board of Directors of China Bio-Immunity Corporation elected to change the Company’s fiscal year end from June 30 to December 31.  This report on Form 10-KSB for the transition period ended December 31, 2007 is being filed as a result of the change in fiscal year.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

History and Background of the Company

China Bio-Immunity Corporation (f/k/a as Easy Golf Corporation) (hereinafter referred to as “China Bio-Immunity,” the “Company,” “we, “ or "us")  was incorporated in the State of Utah on July 16, 1981 as Thrust Resources, Inc., with 100 million shares authorized, having a par value of $0.001 per share. On August 19, 1982, the Company's authorized number of shares was increased to 500 million and the par value was changed to $0.0001. On September 16, 1983, the Company changed its name to "Thrust Ventures, Inc." The Company did a public offering of its securities on federal Form S-18 and thereafter, on November 7, 1983, it raised several hundred thousand dollars. After that period and throughout the 1980's, our stock traded on the over-the-counter market and in the Pink Sheets.

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

On April 11, 2005, a month after we had entered into the License Agreement, Easy Golf, our wholly owned subsidiary, and Bio-Thrust entered into a Plan and Agreement of Merger ("Plan and Agreement"), the purpose of which was to change our domicile to Nevada and also, to also change our name from Bio-Thrust, Inc., to "Easy Golf Corporation." The transaction contemplated Easy Golf Corporation, a Nevada corporation, being the survivor in the merger. Legally, this transaction was undertaken in accordance with Rule 145 of the General Rules and Regulations of the Securities and Exchange Commission (“SEC”) and also Section 368(a)(1)(F) of the Internal Revenue Code. The transaction also provided for a 12-for-1 reverse split of Bio-Thrust's shares. A majority of the shareholders of Bio-Thrust consented to the transaction in writing and all the shareholders of Easy Golf (there being but one, its parent corporation) voted in favor of the Plan and Agreement. After this, Articles of Merger were filed with the States of Nevada and Utah. On April 12, 2005, at least 10 days prior to the effective date of the merger and change of domicile transaction, we sent out a letter to our shareholders advising them of the resurrection or revival of the Company, our forthcoming or proposed merger with our subsidiary, Easy Golf Corporation, a Nevada corporation, the designated survivor, our proposed change of domicile, and the proposed 12-for-1 reverse-split. In that notice or letter, we advised the shareholders of their right to assert dissenters' rights of appraisal. None asserted any such right. Accordingly, the Articles of Merger were filed with and stamped by the Nevada Secretary of State. On April 22, 2005, the Utah Division of Corporations was the last state to stamp the Articles of Merger. Accordingly, that is the date that the merger and change of domicile transaction became legally effective as a matter of law

From approximately April 2005 through December 2007, the Company’s business activities consisted exclusively of the sales of the golf training aid discussed above.

On December 27, 2007, as disclosed on a Form 8-K filed with the SEC on December 31, 2007 and hereby incorporated by reference, pursuant to the terms of a stock purchase agreement by and between J. Michael Coombs and Earn System Investment Limited (“Earn System”), a British Virgin Islands corporation, Earn System purchased from Mr. Coombs a total of 2,947,084 shares of common stock (the “Shares”) in the Company.  The Shares purchased by Earn System represented approximately 84.05% of the total number of issued and outstanding common stock of the Company.  As a result of the share purchase, Earn System acquired voting control of the Company.

In conjunction with the share purchase transaction between Mr. Coombs and Earn System, on December 27, 2007, Mr. Coombs, the Company’s sole officer and director, resigned from his respective positions as the President, Chief Executive Officer and Chief Financial Officer of the Company and on December 27, 2007, the board of directors of the Company appointed Mr. Chipin Tuan as both a director of the Company, and as the Company’s Chief Financial Officer. Additionally, on December 27, 2007 the board of directors appointed Quanfeng Wang as the Company’s Chief Executive Officer.

In conjunction with the change of control which occurred on December 27, 2007, the Company ceased the business operations relating to the promotion and sales of the golf training aid discussed above.

Current Status of the Company

The Company is currently a "shell" company with no or nominal operations and no or nominal assets. The

Company’s current business plan is to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction be negotiated and completed pursuant to which the Company would acquire a target company with an operating business, with the intent of continuing the acquired company's business as a publicly held entity. The Company has limited capital with which to provide the owners of the target company with any significant cash or other assets and, as such, the Company will only be able to offer owners of a target company the opportunity to acquire a controlling ownership interest in the Company.

The Company is currently investigating the possibility of pursuing a reverse merger transaction with an operating business located in China; however, no assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

Generally, the Company's search for potential business acquisition candidates will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See "Investigation and Selection of Business Opportunities").

The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.  The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological innovations, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future, because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of the business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, the Company will incur further risks, because management in many instances will not have proven its abilities or effectiveness, the eventual market for the products or services of the business opportunity will likely not be established, and the business opportunity may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts. Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee.  Because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

(1)    Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(2)

The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(3)

Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system;

(4)      Capital requirements and anticipated availability of required funds to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(5)

The extent to which the business opportunity can be advanced;

(6)

Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

(7)

Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(8)

The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

(9)     The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.  Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company  to pay until an indeterminate future time may make it impossible to procure goods and services.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

The Company maintains a mailing address at 10-44 Chester Le Blvd, Toronto, ON M1W2M8, Canada.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent for the use of this mailing address.

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

Subsequent Events

Resignation and Appointment of Director

As disclosed on a Form 8-K filed with the SEC on February 4, 2008 and hereby incorporated by reference, on February 2, 2008, subsequent to the end of the transition period for which this report is being filed, J. Michael Coombs resigned from his position as a director of the Company, and in conjunction with Mr. Coombs’ resignation on February 2, 2008, the Board of Directors appointed Mr. Zhaoen Kong to the Company’s Board of Directors.

Name Change

As disclosed on a Form 8-K filed with the SEC on February 14, 2008 and hereby incorporated by reference, on February 11, 2008, subsequent to the end of the transition period for which this report is being filed, the Company caused a corporation to be formed under the laws of the State of Nevada called China Bio-Immunity Corporation (“Merger Sub”), as a wholly-owned subsidiary of the Company and on February 12, 2008, the Company caused to be filed with the Nevada Secretary of State Articles of Merger and an Agreement and Plan of Merger.  On February 21, 2008, pursuant to the Articles of Merger, the Merger Sub was merged with and into the Company with the Company remaining as the surviving entity.  As a result of the merger, the separate existence of the Merger Sub ceased and the corporate name of the Company was changed to China Bio-Immunity Corporation.

Reverse Stock Split

As reported on a Definitive 14C Information Statement (the “Information Statement”) filed by the Company with the SEC on March 17, 2008  and hereby incorporated by reference, subsequent to the end of the transition period for which this report is being filed, as of March 14, 2008, the Company’s Board of Directors and the consenting majority shareholder, Earn System, adopted and approved resolutions to effect a two-for-one (2-for-1) reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Split”).  The Information Statement was mailed to the Company’s shareholders on March 18, 2008.  Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the Reverse Split will not become effective 20 days after the date the Information Statement was mailed to the shareholders; the Company anticipates that the Reverse Split will become effective on or about April 7, 2008 (the “Effective Date”).

The immediate effect of the Reverse Split will be to reduce the total number of outstanding shares of the Company’s common stock from 3,506,428 to approximately 1,753,214 shares presently issued and outstanding. The Reverse Split will affect all of the holders of all classes of the Company’s common stock uniformly and will not affect any stockholder’s percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that will result from the rounding of fractional shares.  The Reverse Split will not cause a reduction in the Company’s 50,000,000 shares of authorized common stock.

No fractional shares will be issued for any fractional share interest created by the Reverse Split; shareholders will receive a full share of common stock for any fractional share interests created by the Reverse Split.

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-

0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.

 DESCRIPTION OF PROPERTY.

The Company maintains an office at 10-44 Chester Le Blvd, Toronto, ON M1W2M8, Canada, the business address of Chipin Tuan, one of our directors and our Chief Financial Officer.  Other than this business address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent for the use of this business address.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Market Information.  The Company’s shares trade on the OTCBB under the symbol “CHBB.”   On February 21, 2008 the Company name change from Easy Golf Corporation to China Bio-Immunity Corporation became effective and the stock ceased trading under the symbol "EGOF" and began trading under the symbol  “CHBB.” The following table sets forth the high and low bid prices of our common stock for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2006	HIGH	LOW
Quarter Ended March 31	N/A	N/A
Quarter Ended June 30	N/A	N/A
Quarter Ended September 30	N/A	N/A
Quarter Ended December 31	$0.25	$0.20

2007	HIGH	LOW
Quarter Ended March 31	$0.36	$0.15
Quarter Ended June 30	$2.00	$0.15

Quarter Ended September 30	$0.40	$0.40
Quarter Ended December 31	$5.20	$0.95

Holders.  As of December 31, 2007 there were 3,506,428 shares of common stock issued and outstanding and 260 shareholders of record.

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the period ended December 31, 2007 or in any prior period.  There are no restrictions on the common stock that limit our ability of us to pay dividends if declared by the Board of Directors.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-KSB AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operation

For the fiscal year ending December 31, 2008, the Company expects to continue with its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company is currently investigating the possibility of pursuing a reverse merger transaction with an operating business located in China.   The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it will not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Liquidity and Capital Resources

As of December 31, 2007, the Company’s balance sheet reflects total assets of US $200 and total current liabilities of $nil.  The Company has cash on hand of US $200 and a deficit accumulated in the development stage of $75,417.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS.

CHINA BIO-IMMUNITY CORPORATION

 (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2007

INDEX TO FINANCIAL STATEMENTS

Chisholm
Bierwolf
&
Nilson, LLC Certified Public Accountants

Todd D. Chisholm, Audit Partner
Nephi J. Bierwolf, Tax Partner
Troy F. Nilson, Audit Partner

533 West 2600 South, Suite 25 • Bountiful, Utah 84010 • Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
China Bio-Immunity Corporation (formerly Easy Golf Corporation)
Salt Lake City, Utah

We have audited the accompanying balance sheets of China Bio-Immunity Corporation (formerly Easy Golf Corporation) as of December 31, 2007 and June 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the six months ended December 31, 2007, and from April 2, 2004 (inception of the development stage) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Bio-Immunity Corporation (formerly Easy Golf Corporation) as of December 31, 2007 and June 30, 2007, and the results of their operations and their cash flows for the six months ended December 31, 2007, and from April 2, 2004 (inception of the development stage) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson LLC

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
March 7, 2008

Member of AICPA, UACPA & Registered with PCAOB

CHINA BIO-IMMUNITY CORPORATION

(fka EASY GOLF CORPORATION)

 (A Development Stage Company)

BALANCE SHEETS

	December 31,	June 30,
	2007	2007

ASSETS

Current Assets
Cash and cash equivalents	$ 200	$ 207
Inventory	-	2,964
Prepaid insurance	-	745
Total Current Assets	200	3,916
Other Assets
Deposits	-	116
License rights	-	3,257
Total Other Assets	-	3,373
Total Assets	$ 200	$ 7,289

LIABILIITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilites
Accounts payable	$ -	$ 1,423
Advances from stockholders	-	53,431
Total Current Liabilities	-	54,854

Stockholders' Equity (Deficit)
Common Stock - $0.001 par value, 50,000,000 shares
authorized 1,753,214 issued and outstanding, retroactively restated	1,753	1,753
Additional paid-in capital	499,034	428,067
Acummulated Deficit	(425,170)	(425,170)
Deficit accumulated from April 2, 2004, date of inception
of the development stage	(75,417)	(52,215)
Total Stockholder's Equity (Deficit)	200	(47,565)

Total Liabilities and Stockholders' Equity (Deficit)	$ 200	$ 7,289

The accompanying notes are an integral part of these financial statements

CHINA BIO-IMMUNITY CORPORATION

(fka EASY GOLF CORPORATION)

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
			From
			April 2, 2004
	For the Six Months Ended		(Date of inception
	December 31,		of the Development
	2007	2006	Stage) Through
		(Unaudited)	December 31, 2007

Sales	$ -	$ 372	$ 1,006

Cost of Goods Sold	-	169	448
Gross Profit	-	203	558

Operating Expenses
General & Administrative	16,981	14,817	67,003
Research & Development	-	-	1,358
Amortization	116	232	1,509
	17,097	15,049	69,870
Loss From Operations	(17,097)	(14,846)	(69,312)

Other Expense
Impairment of License Rights	3,141	-	3,141
Inventory Obsolesce	2,964	-	2,964
Loss Before Income Taxes	(23,202)	(14,846)	(75,417)

Benefit for Income Taxes	-	-	-

Net Loss	$ (23,202)	$ (14,846)	$ (75,417)

Basic and Fully Diluted Loss per Share	$ (0.02)	$ (0.01)

Weighted Average Common Shares
Used In Per Share Calculations	1,753,214	1,753,214

The accompanying notes are an integral part of these financial statements

CHINA BIO-IMMUNITY CORPORATION

(fka EASY GOLF CORPORATION)

 (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Period April 2, 2004 (Date Of Inception) To December 31, 2007

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-In	Accumulated	Development	Shareholders'
	Shares	Amount	Capital	Deficit	Stage	Equity
Balance - April 2, 2004
(Date of Inception of Development
Stage)	3,537,705	$ 354	$ 424,816	(425,170)	$ -	$ -
Net Income for April 2, 2004
thru June 30, 2004	-	-	-	-	-	-
Balance - June 30, 2004	3,537,705	354	424,816	(425,170)	-	-
Issuance of shares for golf
improvement product March 10, 2005	17,500,000	1,750	2,900	-	-	4,650
Merger with subsidiary, Easy Golf
Corporation, twelve shares of Bio-
Thrust, Inc. were redeemed for one
share of Easy Golf Corporation at a
$.001 par value April 11, 2005	(19,284,491)	(351)	351	-	-	-
Net Loss for year ended
June 30, 2005					(3,930)	(3,930)
Balance - June 30, 2005	1,753,214	1,753	428,067	(425,170)	(3,930)	720
Net Loss for year ended
June 30, 2006	-	-	-	-	(22,474)	(22,474)
Balance - June 30, 2006	1,753,214	1,753	428,067	(425,170)	(26,404)	(21,754)
Net Loss for year ended
June 30, 2007	-	-	-	-	(25,811)	(25,811)
Balance - June 30, 2007	1,753,214	1,753	428,067	(425,170)	(52,215)	(47,565)
Forgiveness of debt to
related party	-	-	70,967	-	-	70,967
Net Loss for the six month period
ended December 31, 2007	-	-	-	-	(23,202)	(23,202)
Balance - December 31, 2007	1,753,214	$ 1,753	$ 499,34	$ (425,170)	$ (75,417)	$ 200

The accompanying notes are an integral part of these financial statements

CHINA BIO-IMMUNITY CORPORATION

(fka EASY GOLF CORPORATION)

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
			From April 2,
			2004 (Date of
			Inception of the
			Development
	For the Six Months Ended		Stage) Through
	December 31,	December 31,	December 31,
	2007	2006 (unaudited)	2007
Cash flows used in operating activities:
Net income (loss)	$ (23,202)	$ (14,846)	$ (75,417)
Adjustments to reconcile net loss to cash used
in operating activities
Amortization	116	232	1,509
Impairment of Licensing Rights	3,141	-	3,141
Change in operating assets and liabilities:
(Increase) Decrease in Inventory	2,964	329	-
(Increase) Decrease in Prepaid Insurance	745	(880)	-
(Increase) Decrease in Deposits	116	-	-
Increase (Decrease) Accounts Payable	(1,423)	(180)	-
Net cash used in operating activities	(17,543)	(15,345)	(70,767)
Cash flows from investing activities:	-	-	-
Net cash flows provided by investing activities	-	-	-
Cash flows from financing activities:
Advances from stockholders	17,536	15,394	70,967
	17,536	15,394	70,967
Net increase in cash	(7)	49	200
Cash and cash equivalents at beginning of period	207	186	-
Cash and cash equivalents at end of period	$ 200	$ 235	$ 200

Supplemental Disclosures of Cash Flow Information:

Cash paid during the periods for:

Interest

$

-

  $

-

$

994

Income taxes

$

$                    -

$

  1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended December 31, 2007:

In December 2007, related parties forgave advances totaling $70,967

For the six months ended December 31, 2006:

None

The accompanying notes are an integral part of these financial statements

CHINA BIO-IMMUNITY CORPORATION

(fka EASY GOLF CORPORATION)

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization.   China Bio-Immunity Corporation (fka Easy Golf Corporation) (“Company”) was incorporated on July 16, 1981 under the laws of the State of Utah.  The Company was authorized to conduct any and all lawful business activity or enterprise for which corporations may be organized under the state of Utah.  Due to inactivity and failure to file tax returns and annual reports to the State of Utah, the Company was involuntarily dissolved.  A new corporation was organized on April 2, 2004 in the State of Utah with the name Bio-Thrust, Inc. and effective on that date the new corporation was merged with the old defunct predecessor Bio-Thrust, Inc. with the newly formed entity in good standing with the State of Utah being the survivor.  The new company assumed all the assets, liabilities, rights, privileges, and obligations and has the same shareholders as the predecessor corporation.

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

Cash and Cash Equivalents.  For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of six months or less to be cash equivalents.

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

License Rights and Amortization.  In accordance with Financial Accounting Standards Board Statement 142, “Goodwill and Other Intangible Assets”, license rights are carried at cost and are amortized over their estimated useful lives of 10 years. There are currently no intangible assets owned for which an indefinite life would be expected.  The carrying value of the license rights is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.  During the six month period ending December 31, 2007, the Company determined that the license rights would no longer be used in the operations of the Company.  Therefore, the Company determined to fully impair the license rights in the amount of  $3,141.  Amortization expense for the six months ended December 31, 2007 and 2006 was $116 and $232, respectively.

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

Earnings (Loss) Per Share.  The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings (Loss) Per Share” (See Note 9).

Fair value of financial instruments - The fair value of the Company’s cash and cash equivalents, receivables, accounts payable, accrued liabilities and capital lease obligations approximate carrying value based on their effective interest rates compared to current market prices.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 141R “Accounting for Business Combinations”, No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (as amended), were recently issued.  SFAS No. 141R, 155, 156, 157, 158, 159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant

NOTE 2—INVENTORIES

At December 31, 2007 and  June 30, 2007 inventories were consisted of the following:

	December 31,	June 30,
	2007	2007

Finished goods	$ -	$ 2,964
Raw materials	-	-
Work in process	-	-
Total	$ -	$ 2,964

On December 27, 2007 the Company wrote off the inventory due to a change in control of the Company and due to the new business focus of the Company.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at December 31, 2007 were considered impaired and written-off.  The balances at December 31, 2007 and June 30, 2007 consist of the following:

	December 31,	June 30,
	2007	2007

Licensing Costs	$ -	$ 4,650
Less: Accumulated Amortization	-	(1,393)
Total	$ -	$ 3,257

NOTE 4 – ACQUISITION OF TECHNOLOGY

On March 10, 2005, the Company entered into an Exclusive Patent, Trademark and Trade name Licensing Agreement whereby the Company issued an officer and shareholder of the Company 35,000,000 common shares in consideration for the right to license and use a proprietary golf improvement product valued at $4,650 or $.0001329 per share.  In addition to the issuance of stock, the Company also agreed to pay the shareholder a five percent (5%) royalty on the net sales price or net proceeds from sales of the product.  As discussed in Note 3 to these financial statements the license rights were considered impaired and written-off during the year ended December 31, 2007.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Advances.  During the period from inception of the development stage April 2, 2004 through December 27, 2007, an officer and shareholder of the Company has advanced the Company $70,967 to pay operating costs of the Company.  The advances bear no interest and are due on demand. At December 27, 2007 the shareholder forgave all the advances.  In accordance with APB 26, paragraph 20, the Company recorded the forgiveness as a contribution to capital.

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

NOTE 8 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of the temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. The Company has available at December 31, 2007 an unused operating loss carry forward of approximately $75,417 which may be applied against future taxable income and which expires in various years through 2028. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $11,313 and $7,713 as of December 31, 2007 and June 30, 2007, respectfully, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $3,600 and $2,187 during the six months ended December 31, 2007 and 2006.

	For the Periods Ended December 31, June30,
	2007	2007
Deferred tax asset:
Net operating loss carryforward	$ 11,313	$ 6,187
Valuation allowance	(11,313)	(6,187)
	$ -	$ -

The components of income tax expense are as follows:

	For the Six Months Ended December 31,
	2007	2006
		(unaudited)
Current federal tax	$ -	$ -
Current state tax	-	-

Change in NOL benefit	(3,600)	(2,187)
Change in allowance	3,600	2,187
	$ -	$ -

NOTE 9 – LOSS PER SHARE

The following data show the amounts used in computing loss per share:

			Cummulative from
			the Inception of
			the Development
			Stage on April 2,
	For the Six Months		2004 through
	Ended December 31,		December 31,
	2007	2006	2007

(Loss) from continuing operations available
to common stockholders (numerator)	$ (23,202)	$ (14,846)	$ (75,417)

Weighted average number of common
shares outstanding used in earnings
per share during the period (denominator)	3,506,428	3,506,428	2,591,683

Dilutive loss per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 10 – CHANGE IN CONTROL OF CORPORATION

On December 27, 2007, Earn System Investment Limited, a British Virgin Islands Corporation, purchased 84.05% of the total common shares issued and outstanding of the Company from a shareholder of the Company.  As a result of the purchase Earn System Investment Limited acquired voting control of the Company.

In conjunction with the share purchase transaction, on December 27, 2007 J. Michael Coombs resigned from his position as sole officer and director of the Company and Mr. Chipin Tuan was appointed by the board of directors as both a director and as the Company’s Chief Financial Officer and Mr. Quanfeng Wang as Chief Executive Officer.

NOTE 11 – SUBSEQUENT EVENT

On February 11, 2008, the Company caused a corporation to be formed under the laws of the State of Nevada called China Bio-Immunity Corporation (Merger Sub), as a wholly-owned subsidiary of the Company.

On February 12, 2008, the Company caused to be filed with the Nevada Secretary of State Articles of Merger and an Agreement and Plan of Merger whereby Merger Sub was merged with and into the Company with the Company remaining as the surviving entity.  The effective date of the merger was February 21, 2008.  As a result of the merger, the separate existence of Merger Sub ceased and the corporate name of the Company was changed to “China Bio-Immunity Corporation.” Prior to the merger, Merger Sub had no liabilities and nominal assets.  The Company is the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there is no change in the directors, officers, capital structure or business of the Company.

Pursuant to Nevada Revised Statute, Section 92A.180, the Company, as the parent domestic corporation owning at least 90 percent of the outstanding shares of common stock of the Merger Sub, merged Merger Sub into itself without the approval of the Company’s shareholders, and also effectuated a name change in conjunction with the merger without the approval of the Company’s shareholders.

Subsequent to December 31, 2007, the board of directors approved a one for two reverse stock split.  The immediate effect of the Reverse Split will be to reduce the total number of outstanding shares of the Company’s common stock from 3,506,428 to approximately 1,753,214 shares presently issued and outstanding. The Reverse Split will affect all of the holders of all classes of the Company’s common stock uniformly and will not affect any stockholder’s percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that will result from the rounding of fractional shares.  The Reverse Split will not cause a reduction in the Company’s 50,000,000 shares of authorized common stock. No fractional shares will be issued for any fractional share interest created by the Reverse Split; shareholders will receive a full share of common stock for any fractional share interests created by the Reverse Split. All stock numbers in the accompanying consolidated financial statements and these notes have been adjusted to reflect the effects of the reverse split.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with our accountants on accounting and financial disclosure.

ITEM 8A.    CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal positions with the Company held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position Held and Tenure
Quanfeng Wang	49	Chief Executive Officer since December 2007
Chipin Tuan	34	Director & Chief Financial Officer since December 2007
Zhaoen Kong	64	Director since February 2008

Biographical Information

Mr. Quanfeng Wang.  Mr. Quanfeng Wang is 49 years old.  Mr. Wang has served as the Chief Executive Officer of the Company since December 2007. In addition to his work with the Company, from November 2007 to the present, Mr. Wang has been the director of Earn System Investment Limited, a British Virgin Islands corporation that specializes in investment.  As a director of Earn System, Mr. Wang is responsible for strategic decision making on behalf of Earn System.  In addition to the work that Mr. Wang does with Earn System, he also works as the Chief Executive Officer of Dalian Jingang Andi Bio-Product Co., a Chinese company located in the Dalian Development Area, in Dalian, China, which is in the business of vaccine products.  As the Chief Executive Officer of Dalian Jingang Andi Bio-Product Co., Mr. Wang is responsible for strategic planning, management and execution of all aspects of the company’s operations.

Mr. Chipin Tuan.  Mr. Chipin Tuan is 34 years old.  Mr. Chipin Tuan has served as both the Chief Financial Officer and as a director of the Company since December 2007.  In addition to his work with the Company, from November 2007 to the present, he has been the owner of Earn System Investment Limited, a British Virgin Islands corporation that specializes in investment.  As the owner of Earn System he is responsible for the appointment of Earn System’s board of directors.  In addition to the work that Mr. Tuan does with Earn System, from May 2002 to the present, he has been the Director of Bioherb Lab, a company located in Vancouver, British Columbia, Canada, which specializes in herbal product exportation.  As the Director of Bioherb Lab, Mr. Tuan is responsible for the marketing and sales of the company’s herbal products.

Zhaoen Kong. Mr. Zhaoen Kong is 64 years old.  Mr. Zhaoen Kong has been a director of the Company since February 2008.  In addition to his work with the Company, from 1992 to the present he has been the chairman of the board of directors of Dalian Jingang Group, which is located in Dalian China and is in the businesses of real estate, hotel and bio-products. As the chairman of Dalian Jingang Group he is responsible for directing all aspects of business activities.

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 10.

EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year.  Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.  The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 25, 2008, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class

Common	Chipin Tuan (1) (2) Director, Chief Financial Officer 10-44 Chester Le Blvd Toronto, ON M1W2M8, Canada	2,947,084	84.05%
Common	Quanfeng Wang (1) (3) Chief Executive Officer No. 36 Sheng Ming 2nd Rd DD Port Dalian, CHINA 116620	2,947,084	84.05%
Common	Zhaoen Kong (1) No. 36 Sheng Ming 2nd Rd DD Port Dalian, CHINA 116620	0	0.0%
Common	Earn System Investment Limited Room 1802, World-Wide House 19 Des Voeux Road Central Hong Kong, China	2,947,084	84.05%
Common	All Directors and executive officers (3 persons)	2,947,084	84.05%

(1)

The person listed is currently an officer, a director, or both, of the Company.

(2)

Includes the 2,947,084 shares of common stock owned by Earn System Investment Limited, of which Chipin Tuan may be deemed to be the beneficial owner.

(3)

Includes the 2,947,084 shares of common stock owned by Earn System Investment Limited, of which Quanfeng Wang may be deemed to be the beneficial owner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 27, 2007, in conjunction with the change of control transaction discussed above, the Company agreed to issue to Mr. Coombs, our former sole officer and director, warrants to purchase a total of 100,000 shares of the Company's common stock after any potential split of the shares.  The warrants are exercisable at price of $0.50 per share for a period of 5 years from the date of issuance.

In addition to the foregoing, the Company maintains an office at 10-44 Chester Le Blvd, Toronto, ON M1W2M8, Canada, the business address of Chipin Tuan, one of our directors and our Chief Financial Officer.  Other than this business address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent for the use of this business address.

Aside from the foregoing, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Quanfeng Wang and Chipin Tuan are not independent directors under these rules as they are also employed by the Company as its Chief Executive Officer and Chief Financial Officer, respectively.

ITEM 13.

EXHIBITS

(a)

Exhibits.

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of

2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Chisolm, Bierwolf & Nilson, Certified Public Accountants, for audit of the Company's financial statements for the transitional period ended December 31, 2007,  were $8,625 and $6,106 for the fiscal year ended June 30, 2007.

Audit Related Fees

(2)

Chisolm, Bierwolf & Nilson, Certified Public Accountants, did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2007 and 2006.

Tax Fees

The aggregate fees billed by Chisolm, Bierwolf & Nilson, Certified Public Accountants for tax compliance, advice and planning were $0.00 for the fiscal years ended 2007 and 2006.

All Other Fees

 (4)

Chisolm, Bierwolf & Nilson, Certified Public Accountants, did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2007 and 2006.

Audit Committee=s Pre-approval Policies and Procedures

(5)

China Bio-Immunity Corporation does not have an audit committee per se. The current board of directors functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIO-IMMUNITY CORPORATION

By:  /S/ Quanfeng Wang

Quanfeng Wang, Chief Executive Officer

Date: March 31, 2008

By:  /S/ Chipin Tuan

Chipin Tuan, Chief Financial Officer

Date: March 31, 2008