Form 10-Q
period 2008-03-31
China Bio-Immunity CORP
filed 2008-05-15
CIK 1345479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-51760

CHINA BIO-IMMUNITY CORPORATION

 (Exact name of registrant as specified in its charter)

Nevada	20-2815911
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

10-44 Chester Le Blvd, Toronto, ON M1W2M8, Canada
(Address of principal executive offices)
1-647-268-3809
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          [ X ] Yes   [ ] No

As of May 12, 2008 the Issuer had 1,753,303 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of China Bio-Immunity Corporation (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the transitional period ended December 31, 2007.

CHINA BIO-IMMUNITY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2008

CHINA BIO-IMMUNITY CORPORATION

(fka Easy Golf Corporation)

 (A Development Stage Company)

 BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$ 99,985	$ 200
Prepaid expenses	369	-
Total Current Assets	100,354	200
Total Assets	$ 100,354	$ 200

LIABILIITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$ 34,919	$ -
Advances from stockholders	102,291	-
Total Current Liabilities	137,210	-
Total Liabilities	137,210	-

Stockholders' (Deficit) Equity
Common Stock - $0.001 par value, 50,000,000 shares
authorized 1,753,303 issued and outstanding, retroactively restated	1,753	1,753
Additional paid-in capital	499,034	499,034
Accumulated Deficit	(425,170)	(425,170)
Deficit accumulated from April 2, 2004, date of inception
and development stage	(112,473)	(75,417)
Total Stockholder's (Deficit) Equity	(36,856)	200

Total Liabilities and Stockholders' (Deficit) Equity	$ 100,354	$ 200

The accompanying notes are an integral part of these financial statements

CHINA BIO-IMMUNITY CORPORATION

(fka Easy Golf Corporation)

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			From
			April 2, 2004
			(Date of inception
	For the Three Months Ended		of the Development
	March 31,		Stage) Through
	2008	2007	March 31, 2008

Sales	$ -	$ 95	$ 1,006
Total Sales	-	95	1,006

Cost of Goods Sold	-	59	448
Total Cost of Goods Sold	-	59	448
Gross Profit	-	36	558

Operating Expenses
General & Administrative	37,078	4,279	104,081
Research & Development	-	1,030	1,358
Amortization	-	116	1,509
Total Operating Expenses	37,078	5,425	106,948
Loss From Operations	(37,078)	(5,389)	(106,390)

Other Income (Expense)
Interest Income	22	-	22
Impairment of License Rights	-	-	(3,141)
Inventory Obsolescence	-	-	(2,964)
Total Other Income (Expense)	22	-	(6,083)
Net Loss before Income Taxes	(37,056)	(5,389)	(112,473)
Benefit for Income Taxes	-	-	-
Net Loss	$ (37,056)	$ (5,389)	$ (112,473)

Basic Loss per Share	$ (0.02)	$ (0.00)

Weighted Average Common Shares
Used In Per Share Calculations	1,753,303	1,753,303

The accompanying notes are an integral part of these financial statements

CHINA BIO-IMMUNITY CORPORATION

(fka Easy Golf Corporation)

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			From April 2,
			2004 (Date of
			Inception of the
			Development
	For the Three Months Ended		Stage) Through
	March 31,	March 31,	March 31,
	2008	2007	2008
Cash flows used in operating activities:
Net income (loss)	$ (37,056)	$ (5,389)	$ (112,473)
Adjustments to reconcile net loss to cash used
in operating activities
Amortization	-	116	1,509
Impairment of Licensing Rights	-	-	3,141
Change in operating assets and liabilities:
(Increase) Decrease in Inventory	-	27	-
(Increase) Decrease in Prepaid Expenses	(369)	(92)	(369)
(Increase) Decrease in Deposits	-	-	-
Increase (Decrease) Accounts Payable	34,919	(4,338)	34,919
Net cash used in operating activities	(2,506)	(9,676)	(73,273)
Cash flows from investing activities:	-	-	-
Net cash flows provided by investing activities	-	-	-
Cash flows from financing activities:
Proceeds from stockholders	102,291	10,004	173,258
	102,291	10,004	173,258
Net increase in cash	99,785	328	99,985
Cash and cash equivalents at beginning of period	200	105	-
Cash and cash equivalents at end of period	$ 99,985	$ 433	$ 99,985

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ 994
Income taxes	$ -	$ -	$ 1,905

The accompanying notes are an integral part of these financial statements

CHINA BIO-IMMUNITY CORPORATION

(fka Easy Golf Corporation)

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization.   China Bio-Immunity Corporation (fka Easy Golf Corporation. (fka Bio-Thrust, Inc.)) (“Company”) was incorporated on July 16, 1981 under the laws of the State of Utah.  The Company was authorized to conduct any and all lawful business activity or enterprise for which corporations may be organized under the state of Utah.  Due to inactivity and failure to file tax returns and annual reports to the State of Utah, the Company was involuntarily dissolved.  A new corporation was organized on April 2, 2004 in the State of Utah with the name Bio-Thrust, Inc. and effective on that date the new corporation was merged with the old defunct predecessor Bio-Thrust, Inc. with the newly formed entity in good standing with the State of Utah being the survivor.  The new company assumed all the assets, liabilities, rights, privileges, and obligations and has the same shareholders as the predecessor corporation.

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

In conjunction with the share purchase transaction, on December 27, 2007 J. Michael Coombs resigned from his position as sole officer of the Company and Mr. Chipin Tuan was appointed by the board of directors as both a director and as the Company’s Chief Financial Officer and Mr. Quanfeng Wang as Chief Executive Officer.

On February 11, 2008, the Company caused a corporation to be formed under the laws of the State of Nevada called China Bio-Immunity Corporation (Merger Sub), as a wholly-owned subsidiary of the Company.

On February 12, 2008, the Registrant caused to be filed with the Nevada Secretary of State Articles of Merger and an Agreement and Plan of Merger whereby Merger Sub was merged with and into the Company with the Company remaining as the surviving entity.  The effective date of the merger was February 21, 2008.  As a result of the merger, the separate existence of Merger Sub ceased and the corporate name of the Company was changed to “China Bio-Immunity Corporation.” Prior to the merger, Merger Sub had no liabilities and nominal assets.  The Company is the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there is no change in the directors, officers, capital structure or business of the Company.

Pursuant to Nevada Revised Statute, Section 92A.180, the Company, as the parent domestic corporation owning at least 90 percent of the outstanding shares of common stock of the Merger Sub, merged Merger Sub into itself without the approval of the Registrant’s shareholders, and also effectuated a name change in conjunction with the merger without the approval of the Registrant’s shareholders.

Change of Fiscal Year.  The Company has elected to change its fiscal year end from June 30 to a calendar year end December 31.  The financial statements have been adjusted to reflect this change.

Development Stage.  The Company is considered to be a Development Stage Company according to the provisions of SFAS 7 Accounting and Reporting By Development Stage Enterprises.  The Company is currently unable to estimate the length of time necessary to initiate operations and produce products from the technologies it has acquired in 2005 (see Note 2 and 4) and has no assurance that its products will be commercially viable.

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

Stock Based Compensation.  The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard No. 123 R “Share Based Payment.”  This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation.  However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard.  The Company had adopted the disclosure only provisions of SFAS No. 123 R, and accordingly, the Company has elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.

Inventories.  Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method. The Company held no inventory at March 31, 2008.

License Rights and Amortization.  In accordance with Financial Accounting Standards Board Statement 142, “Goodwill and Other Intangible Assets”, license rights are carried at cost and are amortized over their estimated useful lives of 10 years. There are currently no intangible assets owned for which an indefinite life would be expected.  The carrying value of the license rights is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.  During the six month period ending December 31, 2007, the Company determined that the license rights would no longer be used in the operations of the Company.  Therefore, the Company determined to fully impair the license rights in the amount of $3,141. Amortization expense for the three months ended March 31, 2008 and 2007 was $0 and $116, respectively.

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

Fair value of financial instruments.  The fair value of the Company’s cash and cash equivalents, receivables, accounts payable, accrued liabilities and capital lease obligations approximate carrying value based on their effective interest rates compared to current market prices.

 Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 141R “Accounting for Business Combinations”, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, “Accounting for the Servicing of Financial Assets”,  “Fair Value Measurements”, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (as amended), were recently issued.  SFAS No. 141R, 159, 160 and 161 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2—INVENTORIES

Inventories consisted of the following:

March 31,
	2008	2007
Finished goods	$ -	$ 3,074
Raw materials	-	-
Work in process	-	-
Total	$ -	$ 3,074

On December 27, 2007 the Company wrote off the inventory due to a change in control of the Company and due to the new business focus of the Company.

NOTE 3 – INTANGIBLE ASSETS

In December, 2007 intangible assets were considered impaired and were written-off.  The balances at March 31, 2008 and March 31, 2007 consist of the following:

	March 31,
	2008	2007
Licensing Costs	$ -	$ 4,650
Less: Accumulated Amortization	-	(1,277)
Total	$ -	$ 3,373

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Advances.  During the period from inception of the development stage April 2, 2004 through December 27, 2007, an officer and shareholder of the Company had advanced the Company $70,967 to pay operating costs of the Company.  The advances bore no interest and were due on demand.  At December 27, 2007 the shareholder forgave all the advances.  In accordance with APB 26, paragraph 20,  the Company recorded the forgiveness as a contribution to capital  During the interim period, a shareholder of the Company advanced the Company $102,291.  The advances bear no interest and are due on demand.

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

NOTE 8 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of the temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. The Company has available at December 31, 2007 an unused operating loss carryforward of approximately $75,417 which may be applied against future taxable income and which expires in various years through 2028. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $11,634 and $11,313 as of March 31, 2008 and December 31, 2007, respectfully, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $321 and $808 during the three months ended March 31, 2008 and 2007.

	For the Periods Ended March, 31 December 31,
	2008	2007
Deferred tax asset:
Net operating loss carryforward	$ 11,634	$ 11,313
Valuation allowance	(11,634)	(11,313)
	$ -	$ -

The components of income tax expense are as follows:

	For the Three Months Ended March 31,
	2008	2007

Current federal tax	$ -	$ -
Current state tax	-	-
Change in NOL benefit	(321)	(808)
Change in allowance	321	808
	$ -	$ -

NOTE 9 – LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months
	Ended March 31,
	2008	2007

(Loss) from continuing operations available
to common stockholders (numerator)	$ (37,056)	$ (5,389)
Weighted average number of common
shares outstanding used in earnings
per share during the period (denominator)	1,753,303	1,753,303
Basic loss per share	$ (0.02)	$ (0.00)

Dilutive loss per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 10 – CHANGE IN CONTROL OF CORPORATION

As mentioned in Note 1 to these financial statements, on December 27, 2007, Earn System Investment Limited, a British Virgin Islands Corporation, purchased 84.05% of the total common shares issued and outstanding of the Company from a shareholder of the Company.  As a result of the purchase Earn System Investment Limited acquired voting control of the Company.

In conjunction with the share purchase transaction, on December 27, 2007 J. Michael Coombs resigned from his position as sole officer and director of the Company and Mr. Chipin Tuan was appointed by the board of directors as both a director and as the Company’s Chief Financial Officer and Mr. Quanfeng Wang as Chief Executive Officer.

NOTE 11 – MERGER AND NAME CHANGE

As mentioned in Note 1 to these financial statements, on February 11, 2008, the Company caused a corporation to be formed under the laws of the State of Nevada called China Bio-Immunity Corporation (Merger Sub), as a wholly-owned subsidiary of the Company.

On February 12, 2008, the Registrant caused to be filed with the Nevada Secretary of State Articles of Merger and an Agreement and Plan of Merger whereby Merger Sub was merged with and into the Company with the Company remaining as the surviving entity.  The effective date of the merger was February 21, 2008.  As a result of the merger, the separate existence of Merger Sub ceased and the corporate name of the Company was changed to “China Bio-Immunity Corporation.” Prior to the merger, Merger Sub had no liabilities and nominal assets.  The Company is the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there is no change in the directors, officers, capital structure or business of the Company.

Pursuant to Nevada Revised Statute, Section 92A.180, the Company, as the parent domestic corporation owning at least 90 percent of the outstanding shares of common stock of the Merger Sub, merged Merger Sub into itself without the approval of the Registrant’s shareholders, and also effectuated a name change in conjunction with the merger without the approval of the Registrant’s shareholders.

NOTE 12 – SUBSEQUENT EVENT

Effective April 7, 2008, China Bio-Immunity Corporation (the “Registrant”) completed a one-for-two (1-for-2) reverse stock split of its outstanding shares of common stock (the “Reverse Split”).   As a result of the Reverse Split the Registrant’s common stock ceased trading under the symbol “CHBB” and began trading under the symbol “CHHB”.

Through the Reverse Spilt, the total number of outstanding shares of the Registrant’s common stock was reduced from 3,506,428 to 1,753,303 shares presently issued and outstanding. The Reverse Split affected all of the holders of all classes of the Registrant’s common stock uniformly and did not affect any stockholder’s percentage ownership interest in the Registrant or proportionate voting power, except for insignificant changes that will result from the rounding of fractional shares.  The Reverse Split did not cause a reduction in the Registrant’s 50,000,000 shares of authorized common stock.

No fractional shares were issued for any fractional share interest created by the Reverse Split; shareholders received a full share of common stock for any fractional share interests created by the Reverse Split.  All stock amounts in the accompanying consolidated financial statements and notes have been adjusted to reflect the effects of the Reverse Split.

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview and Recent Developments

China Bio-Immunity Corporation (f/k/a Easy Golf Corporation) was incorporated in the State of Utah on July 16, 1981 as Thrust Resources, Inc.  The Company is currently a "shell" company with no or nominal operations and no or nominal assets. The Company’s current business plan is to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction be negotiated and completed pursuant to which the Company would acquire a target company with an operating business, with the intent of continuing the acquired company's business as a publicly held entity. The Company has limited capital with which to provide the owners of the target company with any significant cash or other assets and, as such, the Company will only be able to offer owners of a target company the opportunity to acquire a controlling ownership interest in the Company.  The Company is currently investigating the possibility of pursuing a reverse merger transaction with an operating business located in China.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company’s balance sheet reflects total assets of US $100,354 and total current liabilities of $137,210.  The Company has cash on hand of US $99,985 and a deficit accumulated in the development stage of $112,473.

As noted above, for the period ended March 31, 2008, the Company had cash on hand of US $99,985.  For the period ended December 31, 2007, the Company had cash on hand of $200.  From December 31, 2007 to March 31, 2008 there was an increase in cash and cash equivalents available to the Company in the amount of approximately $99,785.  The increase in available cash was due to an advance by a shareholder of the Company.  The Company anticipates that it will use these funds to fund its ongoing business expenses.  Once the Company exhausts these funds, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its majority shareholder to pay expenses on its behalf.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it may not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As reported on a Definitive 14C Information Statement filed by the Company with the Securities and Exchange Commission on March 17, 2008, and hereby incorporated by reference, as of March 14, 2008, the Company’s Board of Directors and the consenting majority shareholder, adopted and approved resolutions to effect a one-for-two (1-for-2) reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Split”).  As reported on Form 8-K filed by the Company with the Securities and Exchange Commission on April 9, 2008, and hereby incorporated by reference, subsequent to the end of the period covered by this report, effective April 7, 2008, the Company completed the Reverse Split. As a result of the Reverse Split the Company’s common stock ceased trading under the symbol “CHBB” and began trading under the symbol “CHHB”.

Through the Reverse Spilt, the total number of outstanding shares of the Company’s common stock was reduced from 3,506,428 to approximately 1,753,303 shares presently issued and outstanding. The Reverse Split affected all of the holders of all classes of the Company’s common stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that will result from the rounding of fractional shares.  The Reverse Split did not cause a reduction in the Registrant’s 50,000,000 shares of authorized common stock.

No fractional shares were issued for any fractional share interest created by the Reverse Split; shareholders received a full share of common stock for any fractional share interests created by the Reverse Split.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA BIO-IMMUNITY CORPORATION

By:  /S/ Quanfeng Wang

Quanfeng Wang, Chief Executive Officer

Date:  May 15, 2008

By:  /S/ Chipin Tuan

Chipin Tuan, Chief Financial Officer

Date:  May 15, 2008