Form 10-Q
period 2008-06-30
China Bio-Immunity CORP
filed 2008-07-30
CIK 1345479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

          [ X ] Yes   [ ] No

As of July 30, 2008 the Issuer had 1,753,303 shares of common stock issued and outstanding.

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

CHINA BIO-IMMUNITY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2008

CHINA BIO-IMMUNITY CORPORATION

(fka Easy Golf Corporation)

 (A Development Stage Company)

 BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$ 96,894	$ 200
Prepaid expenses	369	-
Total Current Assets	97,263	200
Total Assets	$ 97,263	$ 200

LIABILIITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 55,874	$ -
Advances from stockholders	102,291	-
Total Current Liabilities	158,165	-
Total Liabilities	158,165	-

Stockholders' Equity (Deficit)
Common Stock - $0.001 par value, 50,000,000 shares
authorized 1,753,303 issued and outstanding, retroactively restated	1,753	1,753
Additional paid-in capital	499,034	499,034
Accumulated Deficit	(425,170)	(425,170)
Deficit accumulated from April 2, 2004, date of inception
and development stage	(136,519)	(75,417)
Total Stockholder's Equity (Deficit)	(60,902)	200

Total Liabilities and Stockholders' Equity (Deficit)	$ 97,263	$ 200

The accompanying notes are an integral part of these financial statements

CHINA BIO-IMMUNITY CORPORATION

(fka Easy Golf Corporation)

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
					From
					April 2, 2004
					(Date of inception
	For the 3 Months Ended		For the 6 Months Ended		of the Development
	June 30,		June 30,		Stage) Through
	2008	2007	2008	2007	June 30, 2008

Sales	$ -	$ 353	$ -	$ 448	$ 1,006

Cost of Goods Sold	-	150	-	209	448
Gross Profit	-	203	-	239	558

Operating Expenses
General & Administrative	24,329	5,663	61,407	9,942	128,410
Research & Development	-	-	-	1,030	1,358
Amortization	-	116	-	232	1,509
Total Operating Expenses	24,329	5,779	61,407	11,204	131,277

Other Income (Expense)
Interest Income	283	-	305	-	305
Impairment of License Rights		-	-	-	(3,141)
Inventory Obsolescence		-	-	-	(2,964)
Total Other Income (Expense)	283	-	305	-	(5,800)

Net Operating Loss Before Income Taxes	(24,046)	(5,576)	(61,102)	(10,965)	(136,519)

Benefit (Provision) for Income Taxes	-	-	-	-	-

Net Loss	$ (24,046)	$ (5,576)	$ (61,102)	$ (10,965)	$ (136,519)

Basic Loss per Share	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.01)

Weighted Average Common Shares
Used In Per Share Calculations	1,753,303	1,753,303	1,753,303	1,753,303

The accompanying notes are an integral part of these financial statements

CHINA BIO-IMMUNITY CORPORATION

(fka Easy Golf Corporation)

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			From April 2,
			2004 (Date of
			Inception of the
			Development
	For the Six Months Ended		Stage) Through
	June 30,	June 30,	June 30,
	2008	2007	2008
Cash flows used in operating activities:
Net income (loss)	$ (61,102)	$ (10,965)	$ (136,519)
Adjustments to reconcile net loss to cash used
in operating activities
Amortization	-	232	1,509
Impairment of Licensing Rights	-	-	3,141
Change in operating assets and liabilities:
(Increase) Decrease in Inventory	-	137	-
(Increase) Decrease in Prepaid Expenses	(369)	135	(369)
(Increase) Decrease in Deposits	-	-	-
Increase (Decrease) Accounts Payable	55,874	(4,457)	55,874
Net cash used in operating activities	(5,597)	(14,918)	(76,364)
Cash flows from investing activities:	-	-	-
Net cash flows provided by investing activities	-	-	-
Cash flows from financing activities:
Proceeds from stockholders	102,291	15,020	173,258
Net cash provided by financing activities	102,291	15,020	173,258
Net increase in cash	96,694	102	96,894
Cash and cash equivalents at beginning of period	200	105	-
Cash and cash equivalents at end of period	$ 96,894	$ 207	$ 96,894

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ 994
Income taxes	$ -	$ -	$ 1,905

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

Development Stage.  The Company is considered to be a Development Stage Company according to enterprises the provisions of SFAS 7 Accounting and Reporting by Development Stage.  The Company is currently unable to estimate the length of time necessary to initiate operations and produce products from the technologies it has acquired in 2005 (see Note 2 and 4) and has no assurance that its products will be commercially viable.

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

License Rights and Amortization.

  In accordance with Financial Accounting Standards Board Statement 142, “Goodwill and Other Intangible Assets”, license rights are carried at cost and are amortized over their estimated useful lives of 10 years. There are currently no intangible assets owned for which an indefinite life would be expected.  The carrying value of the license rights is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.  At December 31, 2007, the Company determined that the license rights would no longer be used in the operations of the Company.  Therefore, the Company determined to fully impair the license rights in the amount of $3,141. Amortization expense for the six months ended June 30, 2008 and 2007 was $0 and $232 respectively.

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

 Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 141R “Accounting for Business Combinations”,  SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (as amended), SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133 “ , SFAS No. 162 “ The Hierarchy of Generally Accepted Accounting Principles”, and SFAS No. 163 “ Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB No. 60 “ were recently issued.  SFAS No. 141R, 159, 160, 161, 162, and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2—INVENTORIES

Inventories consisted of the following:

June 30,
	2008	2007

Finished goods	$ -	$ 2,964
Raw materials	-	-
Work in process	-	-
Total	$ -	$ 2,964

On December 27, 2007 the Company wrote off the inventory due to a change in control of the Company and due to the new business focus of the Company.

NOTE 3 – INTANGIBLE ASSETS

In December, 2007 intangible assets were considered impaired and were written-off.  The balances at June 30, 2008 and June 30, 2007 consist of the following:

	June 30,
	2008	2007

Licensing Costs	$ -	$ 4,650
Less: Accumulated Amortization	-	(1,393)
Total	$ -	$ 3,257

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

Effective April 7, 2008, the Company completed a one-for-two (1-for-2) reverse stock split of its outstanding shares of common stock (the “Reverse Split”).   As a result of the Reverse Split the Company’s common stock ceased trading under the symbol “CHBB” and began trading under the symbol “CHHB”.

Through the Reverse Spilt, the total number of outstanding shares of the Company’s common stock was reduced from 3,506,428 to 1,753,303 shares presently issued and outstanding. The Reverse Split affected all of the holders of all classes of the Registrant’s common stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that will result from the rounding of fractional shares.  The Reverse Split did not cause a reduction in the Company’s 50,000,000 shares of authorized common stock. No fractional shares were issued for any fractional share interest created by the Reverse Split; shareholders received a full share of common stock for any fractional share interests created by the Reverse Split. All stock numbers in the accompanying consolidated financial statements and these notes have been adjusted to reflect the effects of the reverse split.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Advances.  During the period from inception of the development stage April 2, 2004 through December 27, 2007, an officer and shareholder of the Company had advanced the Company $70,967 to pay operating costs of the Company.  The advances bore no interest and were due on demand.  At December 27, 2007 the shareholder forgave all the advances.  In accordance with APB 26, paragraph 20, the Company recorded the forgiveness as a contribution to capital.  During the interim period, Earn System Investment Limited, a shareholder of the Company, advanced the Company $102,291.  The advances bear no interest and are due on demand.

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

NOTE 8 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of the temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. The Company has available at June 30, 2008 an unused operating loss carryforward of approximately $136,519 which may be applied against future taxable income and which expires in various years through 2028. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a   valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $20,478 and $11,313 as of June 30, 2008 and December 31, 2007, respectfully, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $9,165 and $1,645 during the six months ended June 30, 2008 and 2007.

	For the Periods Ended June, 30 December 31,
	2008	2007
Deferred tax asset:
Net operating loss carryforward	$ 20,478	$ 11,313
Valuation allowance	(20,478)	(11,313)
	$ -	$ -

The components of income tax expense are as follows:

	For the Six Months Ended June 30,
	2008	2007

Current federal tax	$ -	$ -
Current state tax	-	-
Change in NOL benefit	(9,165)	(1,645)
Change in allowance	9,165	1,645
	$ -	$ -

NOTE 9 – LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Six Months
	Ended June 30,
	2008	2007

(Loss) from continuing operations available
to common stockholders (numerator)	$ (61,102)	$ (10,965)
Weighted average number of common
shares outstanding used in earnings
per share during the period (denominator)	1,753,303	1,753,303
Basic loss per share	$ (0.03)	$ (0.01)

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

Liquidity and Capital Resources

As of June 30, 2008, the Company’s balance sheet reflects total assets of US $ 97,263 and total current liabilities of $158,165.  The Company has cash on hand of US $96,894 and a deficit accumulated in the development stage of $136,519.

As noted above, for the period ended June 30, 2008, the Company had cash on hand of US $96,984.  For the period ended December 31, 2007, the Company had cash on hand of $200.  From December 31, 2007 to June 30, 2008 there was an increase in cash and cash equivalents available to the Company in the amount of approximately $96,784.  The increase in available cash was due to an advance by Earn System Investment Limited, a shareholder of the Company.  The Company anticipates that it will use these funds to fund its ongoing business expenses.  Once the Company exhausts these funds, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its majority shareholder to pay expenses on its behalf.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it may not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA BIO-IMMUNITY CORPORATION

By:  /S/ Quanfeng Wang

Quanfeng Wang, Chief Executive Officer

Date:  July 30, 2008

By:  /S/ Chipin Tuan

Chipin Tuan, Chief Financial Officer

Date:  July 30, 2008